Form 10-Q
period 2022-03-31
Emersub CX, Inc.
filed 2022-05-16
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-262106

Emersub CX, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3100817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 W. Florissant Ave.
St. Louis, Missouri	63136
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (314) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 12, 2022, a total of 1,000 shares of the Registrant’s common stock, par value $0.0001, were issued and outstanding.

Emersub CX, Inc. operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, Emersub CX, Inc.'s future periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 will reflect the operations of the combination referred to in the explanatory note.

EXPLANATORY NOTE

Emersub CX, Inc. (“Newco”), a wholly owned subsidiary of Emerson Electric Co. (“Emerson”), is a Delaware corporation that was formed on October 8, 2021 by EMR Worldwide Inc. (“Emerson Sub”), a wholly owned subsidiary of Emerson, for the purpose of engaging in the Transactions. Following the completion of the Transactions discussed herein, Newco (thereafter being referred to as New AspenTech) will be a holding company whose principal asset will be the ownership of Aspen Technology, Inc. (“AspenTech”) and Emerson’s industrial software business, Open Systems International, Inc. and its Geological Simulation Software business. Immediately after the completion of the Transactions, New AspenTech’s equity capital will consist solely of the New AspenTech common stock issued pursuant to the Transactions.

This Form 10-Q is reporting the shell company results for Newco for the three and six months ended March 31, 2022. Since the date of its incorporation, Newco has not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements.

A special meeting of Aspen Technology, Inc. stockholders will be held on May 16, 2022 for the following purposes:

1.
To consider and vote on a proposal to adopt the Transaction Agreement and Plan of Merger, dated October 10, 2021, as amended by Amendment No. 1, dated as of March 23, 2022 and Amendment No. 2, dated as of May 3, 2022 (as it may be further amended from time to time, the “Transaction Agreement”), among AspenTech, Emerson, Emerson Sub, Newco and Emersub CXI, Inc., a wholly owned subsidiary of Newco (“Merger Sub”), and approve the transactions contemplated by the Transaction Agreement, including the merger of Merger Sub with and into AspenTech (collectively, the “Transactions”);

2.
To consider and vote on a proposal to approve, on a non-binding, advisory basis, the compensation that will or may become payable to AspenTech’s named executive officers in connection with the Transactions;

3.
To consider and vote on a proposal to approve the adjournment of the special meeting if AspenTech determines that it is necessary or advisable to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to adopt the Transaction Agreement; and

4.
To transact any other business properly brought before the special meeting and any adjournment or postponement thereof, in each case, by or at the direction of the AspenTech board of directors. Only stockholders of record on the books of AspenTech at the close of business on April 14, 2022, will be entitled to vote at the special meeting or any adjournment or postponement thereof.

At the closing of the Transactions (the “Closing”), Newco will change its registered name with the Secretary of State of Delaware to “Aspen Technology, Inc.” (and thereafter referred to as “New AspenTech”). Immediately following the Closing, Emerson will beneficially own 55% of the outstanding shares of New AspenTech common stock (on a fully diluted basis) and former AspenTech stockholders will own the remaining outstanding shares of New AspenTech common stock. Following the Closing, AspenTech common stock will be delisted from NASDAQ and deregistered under the Securities Exchange Act of 1934, and cease to be publicly traded. New AspenTech and its subsidiaries will operate under AspenTech’s current name “Aspen Technology, Inc.” and New AspenTech common stock will be traded on NASDAQ under AspenTech’s current stock ticker symbol “AZPN”.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Earnings
Emersub CX, Inc.

Three and six months ended March 31, 2022

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
Total operating expenses	—	—
Earnings from operations	—	—
Other expense, net	—	—
Earnings before income taxes	—	—
Provision for income taxes	—	—
Net earnings	$—	$—

Earnings per share (in Dollars):
Basic and Diluted	$—	$—

Weighted average outstanding shares:
Basic and Diluted	1,000	1,000

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income
Emersub CX, Inc.

Three and six months ended March 31, 2022

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Net earnings	$—	$—

Other comprehensive income (loss), net of tax	—	—

Comprehensive income	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Balance Sheet
Emersub CX, Inc.

	Mar. 31, 2022	Oct. 8, 2021
ASSETS
Total assets	$—	$—

LIABILITIES AND EQUITY
Total liabilities	—	—

Equity
Common stock, $0.0001 par value; 1,000 authorized, issued and outstanding shares	1	1
Stockholder receivable	(1)	(1)
Additional paid-in-capital	—	—
Total equity	—	—
Total liabilities and equity	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Statements of Equity
Emersub CX, Inc.

Three and six months ended March 31, 2022
	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Common stock
Beginning balance	$1	$—
Shares issued	—	1
Ending balance	1	1

Shareholders receivable
Beginning balance	(1)	—
Activity	—	(1)
Ending balance	(1)	(1)

Additional paid-in capital	—	—

Total equity	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Unaudited Condensed Consolidated Statements of Cash Flows
Emersub CX, Inc.

Six Months Ended March 31, 2022
Six Months Ended
March 31, 2022
Operating activities:
Net cash provided by operating activities	$—

Investing activities:
Net cash provided by (used in) investing activities	—

Financing activities:
Net cash provided by (used in) financing activities	—

Effect of exchange rate changes on cash and equivalents	—
Increase (Decrease) in cash and equivalents	—
Beginning cash and equivalents	—
Ending cash and equivalents	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Emersub CX, Inc.

(1)  ORGANIZATION, BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

On October 10, 2021, Aspen Technology, Inc. ("AspenTech") and Emerson Electric Co. (“Emerson”) entered into a Transaction Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of March 23, 2022, and Amendment No. 2, dated as of May 3, 2022 (as it may be further amended from time to time, the “Transaction Agreement”) to combine two of Emerson’s industrial software businesses, Open Systems International, Inc. and its Geological Simulation Software business (the “Emerson Industrial Software Business”), and AspenTech under a new publicly traded company.

The Transaction Agreement provides for (i) Emerson contributing $6,014,000,000 in cash to Emersub CX, Inc., a wholly owned subsidiary of Emerson (“Newco” or "the Company"), in exchange for Newco common stock, (ii) EMR Worldwide Inc., a wholly owned subsidiary of Emerson (“Emerson Sub”), contributing the Emerson Industrial Software Business, to Newco in exchange for Newco common stock, (iii) the merger of Emersub CXI, Inc., a wholly owned subsidiary of Newco (“Merger Sub”), with and into AspenTech, with AspenTech being the surviving corporation and becoming a wholly owned subsidiary of Newco (the “Merger”) and (iv) as a result of the Merger, each issued and outstanding share of AspenTech common stock (subject to certain exceptions) converting into the right to receive both 0.42 shares of Newco common stock and a per share cash consideration, calculated by dividing $6,014,000,000 by the number of outstanding shares of AspenTech common stock as of the closing of the transaction (the “Closing”) on a fully diluted basis (the foregoing and the other transactions contemplated by the Transaction Agreement collectively, the “Transactions”).

This Form 10-Q is reporting the shell company results for Newco for the three and six months ended March 31, 2022. Since the date of its incorporation, Newco has not engaged in any activities other than as contemplated by the Transaction Agreement and related agreements (the “Transaction Documents”).

A special meeting of Aspen Technology, Inc. stockholders will be held on May 16, 2022 for the following purposes:

1.
To consider and vote on a proposal to adopt the Transaction Agreement and Plan of Merger, dated October 10, 2021, as amended by Amendment No. 1, dated as of March 23, 2022, and as amended by Amendment No. 2, dated as of May 3, 2022 among AspenTech, Emerson, Emerson Sub, Newco and Emersub CXI, Inc., a wholly owned subsidiary of Newco, and approve the transactions contemplated by the Transaction Agreement, including the merger of Merger Sub with and into AspenTech;

2.
To consider and vote on a proposal to approve, on a non-binding, advisory basis, the compensation that will or may become payable to AspenTech’s named executive officers in connection with the Transactions;

3.
To consider and vote on a proposal to approve the adjournment of the special meeting if AspenTech determines that it is necessary or advisable to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to adopt the Transaction Agreement; and

4.
To transact any other business properly brought before the special meeting and any adjournment or postponement thereof, in each case, by or at the direction of the AspenTech board of directors. Only stockholders of record on the books of AspenTech at the close of business on April 14, 2022, will be entitled to vote at the special meeting or any adjournment or postponement thereof.

Upon the Closing of the Transactions, the Emerson Industrial Software Business will be considered to be the "acquirer" for accounting purposes and AspenTech will be treated as the "acquired" company. For further information regarding the parties to the Transactions and the details of the Transactions, see Note 2.

Events subsequent to March 31, 2022, including the completion of the Transactions, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements of Newco have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. All intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows of Newco for the periods presented and are not indicative of the results that may be expected for a full year.

At the Closing, Newco will change its registered name with the Secretary of State of Delaware to “Aspen Technology, Inc.” (and thereafter referred to as “New AspenTech”). Immediately following the Closing, Emerson will beneficially own 55% of the outstanding shares of New AspenTech common stock (on a fully diluted basis) and former AspenTech stockholders will own the remaining outstanding shares of New AspenTech common stock. Following the Closing, AspenTech common stock will be delisted from NASDAQ and deregistered under the Securities Exchange Act of 1934, and cease to be publicly traded. New AspenTech and its subsidiaries will operate under AspenTech’s current name “Aspen Technology, Inc.” and New AspenTech common stock will be traded on NASDAQ under AspenTech’s current stock ticker symbol “AZPN”.

(2)  THE TRANSACTION PARTIES

Newco / New AspenTech
Emersub CX, Inc. (“Newco”) is a Delaware corporation that was formed on October 8, 2021 by Emerson Sub for the purpose of engaging in the Transactions. Since the date of its incorporation, Newco has not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements. Following the completion of the Transactions, Newco (thereafter being referred to as New AspenTech) will be a holding company whose principal asset will be the ownership of AspenTech and the Emerson Industrial Software Business. Immediately after the completion of the Transactions, New AspenTech’s equity capital will consist solely of the New AspenTech common stock issued pursuant to the Transactions. The principal executive offices of Newco will be located in Bedford Massachusetts.

AspenTech
AspenTech is a global leader in asset optimization software. Its solutions address complex, industrial environments where it is critical to optimize the asset design, operation and maintenance lifecycle. AspenTech uniquely combines decades of process modelling expertise with artificial intelligence. Its purpose-built software platform automates knowledge work and builds sustainable competitive advantage by delivering high returns over the entire asset lifecycle. As a result, companies in capital-intensive industries can maximize uptime and push the limits of performance, running their assets safer, greener, longer and faster. The principal executive offices of AspenTech are located in Bedford Massachusetts.

Emerson and the Emerson Industrial Software Business
Emerson, headquartered in St. Louis, MO, is a global technology and engineering company providing innovative solutions for customers in industrial, commercial and residential markets. Its Automation Solutions business helps process, hybrid and discrete manufacturers maximize production, protect personnel and the environment while optimizing their energy and operating costs. Its Commercial & Residential Solutions business helps ensure human comfort and health, protect food quality and safety, advance energy efficiency and create sustainable infrastructure.

The Emerson Industrial Software Business is comprised of Open Systems International, Inc. (“OSI Inc.”) and Emerson’s Geological Simulation Software (“GSS”) business. OSI Inc. and GSS are part of Emerson’s Automation Solutions business. OSI Inc. offers operational technology (“OT”) solutions that enable utilities to control generation, transmission, and distribution of power and ultimately ensure supply equals demand in the power grid. GSS is a leading developer of software solutions to the global energy and alternative energy, carbon capture and storage, and minerals and mining industries. GSS provides geological simulation software that characterizes subsurface geological formations from seismic interpretation to dynamic simulation, connecting reservoirs to operational activities to optimize production and utilization.

Emerson Sub
EMR Worldwide, Inc. (Emerson Sub) is a wholly owned subsidiary of Emerson that, as of immediately prior to the Closing, will hold all of the equity interests of the holding company that will hold directly or indirectly the Emerson Industrial Software Business, which holding company will be contributed to Newco as part of the Transactions. Emerson Sub is, and will be prior to and following the Closing, wholly owned by Emerson.

Merger Sub
Emersub CXI, Inc. (Merger Sub) has been formed solely for the purpose of engaging in the Transactions. Since the date of its incorporation, Merger Sub has not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements. Merger Sub is, and will be prior to the Closing, a corporation incorporated in Delaware and wholly and directly owned by Newco.

(3) RELATED PARTY TRANSACTIONS

As of March 31, 2022 and October 8, 2021, a stockholder receivable of $1 was due from Emerson Sub.

(4) COMMITMENTS AND CONTINGENCIES

On January 21, 2022, purported stockholders of AspenTech filed a complaint in the Southern and Eastern Districts of New York alleging that disclosures contained within Newco’s registration statement on Form S-4 are incomplete.  Newco intends to defend the case vigorously and believes it will ultimately prevail.  The complaint is captioned: Ciccotelli v. Aspen Technology, Inc. et al., Case 22-cv-00581 (S.D.N.Y.). The plaintiff seeks various remedies, including among other things, injunctive relief to prevent the consummation of the Transactions, unless certain allegedly material information is disclosed.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Emersub CX, Inc., a wholly owned subsidiary of Emerson (“Newco”), is a Delaware corporation that was formed for the purpose of engaging in the Transactions. Since the date of its incorporation, Newco has not engaged in any activities other than as contemplated by the Transaction Agreement and other related agreements. Newco did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the Transaction Agreement for the six months ended March 31, 2022.

Additional information about Newco is included in the documents incorporated by reference into this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), including statements regarding the proposed Transactions among Emerson, Newco and AspenTech. All statements, other than historical facts, are forward-looking statements, including: statements regarding the expected timing and structure of the proposed Transactions; the ability of the parties to complete the proposed Transactions considering the various closing conditions; the expected benefits of the proposed Transactions, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; the competitive ability and position of New AspenTech following completion of the proposed Transactions; the projected future financial performance of the Emerson Industrial Software Business, AspenTech and New AspenTech; legal, economic and regulatory conditions; and any assumptions underlying any of the foregoing. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target” or other similar words or expressions or negatives of these words, but not all forward-looking statements include such identifying words. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates or expectations will be achieved and therefore, actual results may differ materially from any plans, estimates or expectations in such forward-looking statements.

Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others: (1) that one or more closing conditions to the transaction, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of AspenTech may not be obtained; (2) the risk that the proposed transaction may not be completed in the time frame expected by Emerson, AspenTech or Newco, or at all; (3) unexpected costs, charges or expenses resulting from the proposed transaction; (4) uncertainty of the expected financial performance of New AspenTech following completion of the proposed transaction; (5) failure to realize the anticipated benefits of the proposed transaction, including as a result of delay in completing the proposed transaction or integrating the Emerson Industrial Software Business of Emerson with the business of AspenTech; (6) the ability of New AspenTech to implement its business strategy; (7) difficulties and delays in achieving revenue and cost synergies of New AspenTech; (8) inability to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the proposed transaction; (10) potential litigation in connection with the proposed transaction or other settlements or investigations that may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; (11) evolving legal, regulatory and tax regimes; (12) changes in economic, financial, political and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., the coronavirus (COVID-19) pandemic (the “COVID-19 pandemic”)), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent U.S. administration; (13) the ability of Emerson, AspenTech and Newco to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic; (14) the impact of public health crises, such as pandemics (including the COVID-19 pandemic) and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets, including any quarantine, “shelter in place,” “stay at home,” workforce reduction, social distancing, shut down or similar actions and policies; (15) actions by third parties, including government agencies; (16) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (17) the risk that disruptions from the proposed transaction will harm Emerson’s and AspenTech’s business, including current plans and operations; (18) certain restrictions during the pendency of the acquisition that may impact Emerson’s or AspenTech’s ability to pursue certain business opportunities or strategic transactions; (19) Emerson’s, AspenTech’s and New AspenTech’s ability to meet expectations regarding the accounting and tax treatments of the proposed transaction; and (20) other risk factors as detailed from time to time in Emerson’s and AspenTech’s reports filed with the SEC, including Emerson’s and AspenTech’s annual report on Form 10-K, periodic quarterly reports on Form 10-Q, periodic current reports on Form 8-K and other documents filed with the SEC.  While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Newco does not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

During the period covered by this report, Newco did not conduct any activities other than those incidental to its formation and matters contemplated by the Transaction Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

Item 4. Controls and Procedures

Our management, with the participation of our President and Vice President & Treasurer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the President and Vice President & Treasurer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective as of the end of the period covered by this report.

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Newco is subject to those risk factors set forth under the caption "Risk Factors" in the Prospectus that is part of the Registration Statement on Form S-4 (File No.333-262106), as amended, filed with the SEC by Newco and declared effective on April 18, 2022.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022, (iii) Condensed Consolidated Balance Sheet as of March 31, 2022 and as of October 8, 2021, (iv) Condensed Consolidated Balance Sheet as of March 31, 2022, (v) Condensed Consolidated Statements of Equity for the three and six months ended March 31, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022, and (vii) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 31, 2022.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emersub CX, Inc.
(Registrant)

By	/s/ Mark Bulanda
Mark Bulanda
President
May 16, 2022

By	/s/ David Baker
David Baker
Vice President & Treasurer
May 16, 2022