Form 10-KT
period 2022-06-30
Aspen Technology, Inc.
filed 2022-08-25
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-KT
(Mark One)
☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2021 to June 30, 2022
Commission file number: 333-262106
____________________________________________
Aspen Technology, Inc.
(formerly Emersub CX, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	87-3100817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Crosby Drive
Bedford
Massachusetts	01730
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 781-221-6400
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	AZPN	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The registrant was not a public company as of December 31, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
There were 64,432,764 shares of common stock outstanding as of August 11, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement related to the registrant's 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Transition Report on Form 10-KT are incorporated by reference in Part III, Items 10-14 of this Transition Report on Form 10-KT.

____________________________________________

Aspen Technology, Inc. ("AspenTech") has many registered trademarks including aspenONE and Aspen Plus. All other trademarks, trade names and service marks appearing in this Transition Report on Form 10-KT are the property of their respective owners.
We approved a change to our fiscal year end from September 30 to June 30. References to a specific fiscal year are the nine-month period ended June 30, 2022 ("fiscal 2022"), and our fiscal years 2021 and 2020 are for the twelve months ended September 30, 2021 and September 30, 2020 unless otherwise noted.

Explanatory Note

On May 16, 2022 (the “Closing Date”), the transaction contemplated by the Transaction Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of March 23, 2022 (as it may be further amended from time to time, the “Transaction Agreement”) was consummated between Aspen Technology, Inc. ("Heritage AspenTech") and Emerson Electric Co. (“Emerson”) and certain of its subsidiaries, pursuant to which, among other matters, Emerson and its subsidiaries contributed Heritage AspenTech shareholders $6,014,000,000 in cash and its Open Systems International, Inc. business (the "OSI business") and Geological Simulation Software business, which we have renamed as Subsurface Science & Engineering (the “SSE business”) in exchange for 55% of our outstanding common stock (on a fully diluted basis) (the “Transaction”). The combined business of Heritage AspenTech, the OSI business and the SSE business are referred to herein as “New AspenTech.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Transition Report on Form 10-KT and documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” "may,” “potential,” “should,” “target,” "would," or the negative of these terms or other similar words. These statements are only predictions and are based on current expectations of management. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customer’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Transition Report on Form 10-KT, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Transition Report on Form 10-KT relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in “Item 1A. Risk Factors.” You should read this Transition Report on Form 10-KT completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.    Business.

Overview

We are a global leader in asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance. We combine decades of modeling, simulation, and optimization capabilities with industrial operations expertise and apply advanced analytics to improve the profitability and sustainability of production assets. Our purpose-built software is proven to drive value creation for our customers; improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions.

Our technology is at the center of our customers' sustainability and decarbonization programs, enabling circularity through improved industrial technologies and more degradable and recyclable plastics, and supporting the broader energy transition with advanced solutions for power transmission and distribution, carbon capture, storage and utilization, batteries and energy storage. Cybersecurity is foundational in the design of our software.

Emerson Transaction

On May 16, 2022, we consummated the Transaction. The Transaction has been accounted for as a business combination in accordance with U.S. GAAP, with the OSI business and the SSE business combined treated as the acquirer and Heritage AspenTech treated as the acquiree. By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the OSI and SSE businesses, we have created a company that we believe will deliver superior value to customers across diverse end markets including energy, chemicals, power transmission and distribution, engineering, procurement, construction, pharmaceuticals, and metals and mining, among others.

About AspenTech

Heritage AspenTech

Heritage AspenTech was founded over 40 years ago with a focus on industrial process efficiency and optimization. As a global leader in asset optimization software, Heritage AspenTech combines decades of modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Heritage AspenTech’s unique asset lifecycle approach and market-leading solutions help customers achieve new levels of efficiency, accelerate innovation and reduce emissions and waste, without compromising safety.

Heritage AspenTech has developed its applications to design and optimize industrial operations across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Heritage AspenTech is the recognized technology leader in providing process optimization and asset performance management software for each of these business areas. With its mission to digitally transform the industries we serve by optimizing their assets to run safer, greener, longer and faster, we believe that Heritage AspenTech is also a global leader in helping companies achieve their sustainability goals while achieving operational excellence.

Customers use our solutions to help advance sustainability technology pathways in improving resource efficiencies, such as energy, water or feedstock; supporting energy transition and decarbonization initiatives, including integrating renewable and alternative energy sources, such as biofuels; innovating new approaches for the hydrogen economy and carbon capture; and, enabling recycling efficiencies for waste reduction throughout operations with advanced simulation and scale-up solutions.

OSI Business (Digital Grid Management)

Our OSI business offers operational technology (OT) solutions that enable electric, gas, and water utilities and asset operators to manage and optimize the digital grid, incorporating all types of generation, industrial cogeneration, transmission, distribution, and microgrids. Our OSI business’ systems are also crucial in expanding electrification as the world’s power demand is anticipated to double by 2050 under International Energy Agency (IEA) and U.S. Energy Information Administration (EIA) scenarios. Utilities, industry, and institutions use OSI solutions to transform and digitize the grid to seamlessly incorporate renewable energy and storage, to achieve reliability, maximize cybersecurity, and minimize peak loading.

Our OSI business' energy management solution (EMS) monitors, controls, and optimizes the increasingly interconnected transmission networks and generation fleets to manage grid stability and ensure security and regulatory compliance. Our advanced distribution management solution (ADMS), distributed energy resource management solution (DERMS) and Outage Management offerings provide system resiliency, efficiency, and safety by monitoring, controlling and modeling the distribution network as utilities seek to increase reliability, predict and react to increasingly dynamics supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally.

SSE Business (Subsurface Science & Engineering)

Our SSE business is a global provider of geoscience and modeling software for optimization across subsurface engineering and operations. With over 30 years of technology leadership in geophysics, petrophysics, geological and reservoir modeling, SSE software empowers decision makers to reduce uncertainty, improve confidence, minimize risk, and support responsible asset management. Used extensively by the global energy industry, SSE solutions also have applications that extend into geothermal energy and carbon capture and storage.

Our SSE business provides end-to-end workflows from seismic analysis and interpretation to reservoir and production simulation and from asset appraisal to operational planning and execution, to optimize production and utilization and minimize energy use, water use, and fugitive emissions. SSE software is also employed to screen and assess oil and saline aquifer reservoirs for CO2 sequestration and to monitor CO2 storage.

Change in Fiscal Year

In connection with the Transaction, we approved a change in our fiscal year end from September 30 to June 30. Our results of operations, cash flows, and all transactions impacting shareholders' equity presented in this Transition Report on

Form 10-KT are for the nine-month period ended June 30, 2022 ("fiscal 2022" or "fiscal year 2022"), and our fiscal years 2021 and 2020 are for the twelve months ended September 30, 2021 and September 30, 2020 unless otherwise noted.

Industries We Serve: Challenges and Opportunities

Our primary customers are in capital-intensive industries, including the Energy market (Oil & Gas Exploration & Production or Upstream; Oil & Gas Processing & Distribution or Midstream, and Downstream Refining and Marketing); Bulk & Specialty Chemicals; Power Transmission & Distribution, Engineering & Construction; Metals & Mining, and Pharmaceuticals. These capital-intensive industries consist of companies that operate complex assets to produce and distribute a wide range of end products that are critical to society and quality of life. Examples include:

•manufacture of finished products by applying a controlled chemical process either to a raw material that is fed continuously through the facility or to a specific batch of raw material;
•management and operation of an increasingly complex electrical grid resulting from the growth in renewable power sources; and
•production of mined resources and their processing to produce the finished metal.

Capital-intensive industry characteristics and dynamics are complex, and the scale of operation is very large; therefore, any small improvement in their design, operation, or reliability, can have a significant impact on the efficiency of the assets and productivity of the personnel. As a result, operators, as well as the engineering and construction firms that partner with them, have extensive technical requirements and need sophisticated, integrated software to help design, operate and maintain their complex assets. The unique characteristics associated with operations and manufacturing create special demands for business applications that frequently exceed the capabilities of generic software packages and tools.

Companies in different segments of the capital-intensive industries face specific challenges driving their need for software solutions that design, operate, and maintain manufacturing environments more effectively:

Energy. Our energy markets are comprised of three primary sectors: Exploration & Production, also called “upstream,” Oil & Gas Processing & Distribution, also called “midstream,” and Refining and Marketing, also called “downstream”:

•Companies engaged in Exploration and Production explore for and produce hydrocarbons. They target reserves in increasingly diverse geographies involving geological, logistical, and political challenges. They need to design and develop ever larger, more complex and more remote production, gathering, and processing facilities as quickly as possible with the objective of optimizing production and ensuring regulatory compliance.
•Companies engaged in Oil & Gas Processing & Distribution produce and gather oil and natural gas from well heads, clean it, process it, and separate it into oil, dry natural gas, and natural gas liquids in preparation for transport to downstream markets. The processing capacity of oil and gas processing plants in North America has increased significantly in recent years to process the oil and gas extracted from shale deposits.
•Companies engaged in Refining and Marketing convert crude oil through a thermal and chemical manufacturing process into end products such as gasoline, jet and diesel fuels, and into intermediate products for downstream chemical manufacturing companies. These companies are characterized by high volumes and low operating margins. To deliver better margins, they focus on optimizing feedstock selection and product mix, resourceful design of biofuel processes, reducing energy, maximizing throughput, and minimizing inventory, all while operating safely and in accordance with regulations.

Chemicals. The chemicals industry includes both bulk and specialty chemical companies:

•Bulk chemical producers manufacture commodity chemicals and compete primarily on price. They seek to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.
•Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing diverse product lines, multiple plants, complex supply chains and product quality.

Engineering and construction. Engineering and construction firms that work with manufacturers compete on a global basis by bidding on and executing complex, large-scale projects. They need a digital environment in which optimal asset designs can be produced quickly and efficiently, incorporating highly accurate modeling, analysis and cost estimation technology. In addition, these projects require software that enables significant collaboration internally, with the manufacturer, and in many cases, with other engineering and construction firms.

Power Transmission & Distribution. The power transmission and distribution industry is responsible for generating and delivering reliable and safe power to balance commercial, industrial, and residential load demand. Utilities are actively investing in modernizing the electrical grid to support the significant growth in distributed and renewable energy sources, more grid device connectivity and data management, as well as increased consumer demand. Real-time Operational Technology (OT) software used in utility control rooms is critical for utilities to model, monitor, control, optimize, and bid into markets for comprehensive management and optimization of networks increasing in complexity.

Metals and Mining. The metals and mining industry is essential to meet the growing demand for various metals necessary for the energy transition. These metals, such as lithium, copper, and gold, are key drivers to building clean energy solutions including storage devices. Mining companies are accelerating their digital initiatives to increase their efficiencies and stability, focusing on areas such as geological modeling, mine planning and scheduling, predictive maintenance, and design and operational management.

Pharmaceuticals. The pharmaceutical industry relies on agility and certainty within their operations. Pharmaceutical manufacturers are highly focused on their speed to deliver drugs to the market, data management, use of contract manufacturing sites, continuous and advanced manufacturing and ensured agility and flexibility to produce biologics, cell and gene therapy and personalized medicines. Digitalization of these processes is essential, with key areas such as batch execution management, supply chain planning and scheduling, process analytical technology and predictive/prescriptive maintenance.

Other Industries. The commercial agreement signed with Emerson Electric will expand the use of our products and solutions into other capital-intensive industries such as pulp and paper, and water and wastewater that require a far more connected digital infrastructure than the one they have now and are seeking asset optimization solutions that help them improve their processes and quality, reduce costs, and improve their financial and operating results in the face of varied manufacturing challenges.

The capital-intensive industries view sustainability efforts as an urgent priority due to a variety of factors including governmental regulations, environmental stewardship, and new market opportunities. Achieving sustainability goals requires manufacturers to focus on their environmental footprints, which include everything from reducing the use of resources, such as water and energy, to decreasing carbon emissions or shifting to renewable energy sources such as wind, solar, or hydrogen. Strategies used to meet these goals can include sustainability tracking, process intensification, process redesign, and making better use of feedstocks and other resources. Our products and solutions can help customers address their sustainability goals with one or more of these strategies.

Complexities of the Capital-Intensive Industries

Companies in the capital-intensive industries constantly face pressure on margins causing them to continually seek ways to operate more efficiently. At the same time, these manufacturers face complexity because of:

Market volatility. Industrial manufacturers must react quickly to frequent changes in feedstock prices, temporary or longer-term feedstock shortages, and rapid changes in finished product prices. Unpredictable commodity markets strain the manufacturing and supply chain operations, requiring manufacturers to evaluate and implement changes in inventory levels, feedstock inputs, equipment usage, and operational processes to remain competitive.

Environmental and safety regulations. Companies must comply with an expanding array of data management and reporting requirements under governmental and regulatory mandates, and the global nature of their operations can subject them to numerous regulatory regimes. Manufacturers are increasingly relying upon software applications to model potential outcomes, store operating data, and develop reporting capabilities in response to heightened scrutiny and oversight because of environmental, safety, and other implications of their products and manufacturing processes.

Evolving Workforce. Manufacturers must adapt to the changing nature of the technical workforce. A generation of highly experienced operators and engineers is nearing retirement. New entrants to the workforce must be able to effectively leverage organization knowledge to become productive with far fewer years of experience.

Opportunities

Sustainability. We are hard at work every day helping companies meet the increasing demand for resources driven by a growing population with rising standards of living, while also addressing sustainability goals.

By enabling our customers — through the application of our software — to increase resource efficiencies, reduce waste, and lower emissions, we support our customer's overall business goals to create safer, greener, more efficient, and more reliable operations.

Our latest software release provides organizations with more than 60 sustainability models to improve operational efficiencies and meet reduced emissions targets. This approach accelerates value creation for customers in achieving their sustainability goals, including Scope 1 and 2 emission reduction targets. Using these models, customers can identify how to reduce emissions across the entire value chain; reduce usage of energy, water and feedstocks; transition to new energy sources, such as biofuels and hydrogen; and enable the circular economy through processes such as plastics recycling and waste-to-chemicals.

Operational Excellence. The digitalization of industrial sectors is becoming critical at the highest levels of an organization – and we seek to be a leader on this path to a new era of safety, sustainability, and profitability. Through our digital technologies, we give customers the opportunity to create more resilient operations that thrive regardless of market conditions, gain insights and automate processes, and take advantage of flexible cloud deployment options to provide anytime, anywhere access and accelerated time to value. Our solutions can help businesses achieve operational excellence through a combination of asset optimization, energy reduction, process safety, advanced process control, data visualization capabilities, and other software innovations.

Organizational Excellence. In today's increasingly volatile and complex world, digital technologies offer significant opportunity to create more resilient organizations that thrive regardless of market conditions. We are helping to lead organizations on their digitalization journey with solutions that help increase agility to respond to market volatility, rapidly addressing changes in demand and supply. We deliver knowledge about our solutions in different settings and to the needs of our customers. We are also increasingly focused on coupling solutions knowledge with the operations and functional knowledge to help users successfully capture the value derived from our solutions in their domain area. By partnering with us, we believe businesses can unlock previously untapped value of industrial data across the enterprise and value network to make more powerful decisions and uncover hidden insights.

Artificial Intelligence. Increasingly, industrial organizations are focusing on how AI can be applied to address domain-specific industrial challenges. They are concentrating on tangible business outcomes from AI-enabled use cases to further validate the case for widespread industrial AI adoption. These initiatives involve shifting from mass data collection to more strategic industrial data management with a specific focus on data integration, contextualization, mobility, and accessibility across the enterprise. As a result, integrated data management, edge and cloud infrastructure, and production-grade AI environments are in demand to build, deploy and host industrial AI applications at the appropriate speeds and scale.
Growth Strategy

We have a significant opportunity to accelerate growth across end markets by enabling existing and new customers to accelerate digitalization, to implement industrial internet of things solutions, and to realize sustainability goals, in particular, our collective focus on reducing industrial emissions, increasing carbon capture, and the electrification of industry and transport sectors. We seek to achieve this growth by leveraging our enhanced product portfolio, culture of innovation, and go-to-market capabilities. In addition to our existing product portfolio, we plan to bring more innovative solutions to market faster and more cost-effectively by utilizing the combined domain expertise, technology, and engineering cultures of Heritage AspenTech and the OSI and SSE businesses. Our go-to-market capabilities will be enhanced through commercial agreements with Emerson, providing us access to Emerson Automation Solutions’ large global installed base and go-to-market capabilities, expanding our presence in existing and new markets, including pharmaceuticals, metals and mining, alternative energy, and other asset-intensive industries, as well as geographies where Emerson has a stronger presence.

We seek to maintain and extend our position as a leading global provider of industrial software to capital-intensive industries. We have introduced a new strategy to evolve our scope of optimization from the production units in a facility to the process and equipment, or entire asset. We have expanded our reach in optimization from conceptualization and design, operations, and supply chain to the maintenance aspects of the facility. We plan to continue to build on our expertise in process optimization, our installed base, and long-term customer relationships to further expand our reach in the maintenance area. By focusing on asset optimization, we will be able to optimize the design and operations of a facility considering the performance and constraints of equipment to optimize the full asset lifecycle.

We also expect to be well-positioned to further develop our business through the pursuit of organic and inorganic growth initiatives, which we expect will be an important element of our growth strategy.

Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption of the broad capabilities in our solution offerings. We believe this strategy is proving effective as our customers are increasingly facing a dual challenge in today’s environment – meeting the demand for resources and higher standards of living from a growing population while also addressing sustainability goals, reductions in emissions and reductions in plastic waste. This means achieving new levels of operational excellence while simultaneously addressing sustainability targets. In this complex and uncertain environment, companies require the agility in operations to address volatility, the flexibility to operate across different scenarios, and access to critical supply chain insights. These requirements in turn necessitate digitalization across the enterprise to deliver increased safety in operations, greater reliability, and improved efficiencies. In combination, these results drive greater sustainability by delivering safer, greener, and faster operations, all while supporting increased profitability.

Additionally, we seek acquisitions to accelerate our overall growth in the design, operation, optimization, and maintenance of industrial assets; product acquisitions that expand our footprint and relevance to these industries in their pursuit of operational excellence and greater sustainability, or acquisitions that introduce us to or allow us to further penetrate new industries with a focus on industrial operations. For example on July 27, 2022, we announced that we entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the mining industry, for AUD$900 million in cash (approximately $623 million USD). The acquisition is expected to close in the fiscal second quarter of 2023, subject to receipt of regulatory approvals.

We continue to provide innovative, market-leading solutions. Our recent product release, aspenONE V12, embeds artificial intelligence (AI) across the product portfolio, uses the cloud for delivery and provides enterprise-wide analytics and insights for increased safety, sustainability, and improved margins. We now provide over 60 sustainability models and further support our industrial AI solutions.

aspenONE V12 solutions have industrial AI hybrid model capability that is purpose-built for the capital-intensive industries. AspenTech Hybrid Models capture data from assets across the enterprise, and then apply AI, engineering first principles and our domain expertise to deliver comprehensive, more accurate models at enterprise speed and scale. With Heritage AspenTech’s more than four decades of knowledge about the unique challenges of building solutions for capital-intensive industries, aspenONE V12 enables customers to apply AI to critical processes.

aspenONE V12 further enables manufacturers to improve margins, increase asset uptime and reliability, and maximize utilization of assets.  Companies can accelerate their digitalization journey and leverage industrial AI to make progress toward the Self-Optimizing Asset while increasing margins, achieving sustainability and reliable, safe operations, and reducing capital cost and time in bringing assets online.

We seek to expand our market and growth through a commercial agreement into which we entered with Emerson, which granted a subsidiary of Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to New AspenTech pursuant to the Transaction and (iii) future New AspenTech products as mutually agreed upon by the parties during the term of the commercial agreement, in each case, to end-users through such subsidiary of Emerson acting as an agent, reseller or original equipment manufacturer.

We will also continue to pursue the following activities:

Penetrate existing customer base. We have an installed base of approximately 3,000 customers. Many of our customers use a subset of our solutions. We work with our customers to identify ways in which they can improve their business performance by using the entire licensed suite of aspenONE solutions, both at an individual user level and across all their facilities.

Drive increased usage and adoption into the existing customer base. We strive for our customers to adopt and sustain the use of our products by maximizing the value they gain from our software. We do so by focusing our go-to-market resources through specific customer success management activities that generate and sustain the value from our products by ensuring that customers are using the latest version of our products, that our software is deployed in the most optimal manner, and that our customers are familiar with the latest value enhancing functionality in our products.

Leverage existing capabilities for energy transition and circular economy. Our software is also scalable and adaptable to address the needs of the emerging green energy markets and well-positioned to support blue-chip customers’ sustainability needs in existing and new markets such as biofuels, hydrogen, carbon capture, and management of current and future power grid infrastructure. We continue to work with our customers to help them minimize their environmental impact, accelerate the transition to new and renewable energy sources, and eliminate waste.

Increase Total Addressable Market through organic and inorganic innovation. The relevance of our solutions in the markets we serve means that we can leverage third parties interested in building or expanding their businesses to increase our market penetration. The breadth of relationships that we establish will depend on the profile of the third-party company and the objectives specified to be achieved from the promotion and implementation of our products and solutions. As part of our make-vs-buy analyses, we regularly explore and evaluate acquisitions. Heritage AspenTech made several acquisitions in recent years and believe the opportunity exists to do more, especially as we seek to evolve our strategy to asset optimization across the asset lifecycle as well as diversify the industries we serve.

Expand to adjacent industries and market segments. Our focus on innovation also means introducing product capabilities or new product categories that create value for our customers and therefore expand our total addressable market. For example, the needs of pharmaceutical customers are evolving by requiring more agility while still meeting high expectations for quality. This momentum, in particular the increasing role of digitalization, electronic batch release, and online process models, is creating additional opportunities for our software.

We expect to benefit from the following strengths:

•Our Portfolio Spans the Asset Lifecycle: We will provide differentiated offerings in asset optimization, including Heritage AspenTech’s leading software for engineering, modeling and design, asset optimization, and asset predictive maintenance, as well as our OSI business’ Digital Grid Management and our SSE business’ portfolio of geoscience and subsurface modeling software. With the addition of software products and solutions from the OSI and SSE businesses, we have an enhanced end-to-end software portfolio in industries that better positions us to help these customers improve their safety, reliability, and productivity while reducing their carbon footprint.

•Diversified End Markets with Blue-Chip Customer Base: With the capabilities of the OSI and SSE businesses, we will expand into new markets. For example, the addition of the OSI business enables us to provide its Power Transmission & Distribution (T&D) software to support power grid management and reliability, particularly as utilities increase the amount of generation from renewable sources. In addition, we believe we will be better positioned to expand in existing and new end markets through investments we have made in fiscal year 2022. Through commercial agreements with Emerson, we will have access to Emerson’s global capabilities, including its installed base and sales force, which will help accelerate adoption of our solutions in pharmaceuticals and other markets. For example, we plan to leverage Emerson’s global life sciences capabilities, including 3,000 installed control systems, 30 locations and nearly 1,000 project engineering and consulting employees dedicated to active pharmaceuticals (life sciences) projects.

•Significant Revenue and Cost Synergy Opportunities: Over time, we believe we will drive revenue growth and synergy opportunities by offering a more comprehensive product portfolio delivering superior value to customers, transitioning the OSI and SSE businesses to subscription-based business models, and leveraging the expanded existing strategic alliance between Emerson and AspenTech.
◦Deliver Higher Value to Customers with Joint Platform: We believe our enhanced portfolio, providing differentiated offerings in asset optimization, including Transmission & Distribution asset management and expanded reservoir modeling and optimization, will be better positioned to drive increased penetration with existing customers and adoption by new customers in existing and new markets.
◦Business Model Transformation: By transitioning the OSI and SSE businesses to token and subscription-based business models, including commercializing the recurring value of certain service offerings into a standardized solution under a token model, we believe we will provide enhanced flexibility and broader access to our software suite for customers and improve our long-term revenue and profitability. Heritage AspenTech has significant expertise in such business model transitions, having successfully implemented them in its existing portfolio.
◦Expanded Strategic Alliance: The recent Emerson transaction will enhance our existing commercial alliance with Emerson and increase our collaboration with Emerson to drive innovation, develop new products, and pursue joint go-to-market opportunities leveraging our comprehensive product portfolio and Emerson’s global installed base and its sales force.
In addition to revenue synergy opportunities, the recent Emerson transaction is expected to create cost synergies, which are expected to be driven by scale efficiencies, including shared R&D and SG&A organizations between Heritage AspenTech and the OSI and SSE businesses, and overhead and spend optimization.

•Strong Financial Profile: As a leader in the industrial software market with scale, significant recurring revenue and strong free cash flow generation we are positioned to drive innovation and growth. Over time, as we deliver on our synergy opportunities and complete the business model transitions of the OSI and SSE businesses, we believe we will have the potential to deliver a better software and recurring revenue mix and even stronger adjusted EBITDA and free cash flow margins.
•Strong Platform for Future Acquisitions: We expect that mergers and acquisitions will be a key pillar of our go-forward strategy given the continued evolution and consolidation of the industrial software industry. With an expanded solution set, broader global footprint and larger installed base, we will have the ability to execute on a wider range of acquisition and investment transactions across industries, products, and geographies. With greater financial flexibility and the strategic relationship with Emerson, we will have the scale and financial capacity to pursue larger strategic transactions, quickly integrate targets, and realize synergies.
•Diversity, Equality & Inclusion (DEI): We promote an inclusive culture at AspenTech, advocating equal opportunities for all and encouraging all employees to support and empathize with their peers through positive actions, not just words. As one of our corporate values, DEI is a fundamental pillar to our culture. We have four employee-led chapters within our DEI group: Women’s Leadership Forum, Black Leadership Forum, LGBTQ Forum, and Latinx Forum. The four pillars are to: 1) proactively identify, attract and retain a globally diverse workforce to increase employee engagement; 2) advance a climate that fosters inclusion excellence. Engage, empower, inform and hold individuals accountable for fostering an environment where every person feels responsible for advancing diversity and inclusion excellence; 3) promote diversity and inclusion training, external engagements, development opportunities, talent acquisition and total rewards at AspenTech; and 4) measure effectiveness to ensure accountability across AspenTech.

Product Suites

Customers use our solutions to improve profitability and sustainability by increasing throughput, advancing energy efficiencies, and production levels; reducing unplanned downtime, emissions, and safety risks; increasing confidence in exploration and production decisions; transforming and digitizing operations to incorporate renewable energy resources more seamlessly; and decreasing working capital requirements. In addition to Heritage AspenTech’s three long-established suites: Performance Engineering, Manufacturing and Supply Chain, and Asset Performance Management, we have added two additional suites to support the acceleration to sustainable operations: Digital Grid Management and Subsurface Science & Engineering. We now provide a broad portfolio of mission critical software that addresses asset optimization across the asset lifecycle with five suites of best-in-class software. Each business area leverages our AIoT products as the foundation of industrial data, to help us realize our vision for industrial AI at scale.

Performance Engineering. Our performance engineering software applications are used during both the design and the ongoing operation of facilities to model and improve the way engineers develop and operate manufacturing assets. Manufacturers must address a variety of challenges including design, operational improvement, concurrent engineering, and economic evaluation. Performance Engineering helps customers optimize asset design and processes to reduce CAPEX and OPEX, improve safety, reduce emissions, drive sustainability, and maximize overall profitability.

Manufacturing and Supply Chain. Our manufacturing and supply chain software products focus on optimizing both day-to-day operations and strategic supply chain decisions, enabling customers to make better, faster decisions that lead to improved performance and operating results. These solutions include software applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields. Manufacturing and Supply Chain helps manufacturers close the gap between planning and operations to increase profitability in dynamic markets; create an integrated workflow that provides real-time insight across disciplines to maximize throughput, quality and margins; and meet customers’ sustainability goals for reduced emissions, energy efficiencies and waste reduction.

Asset Performance Management. Our asset performance management products are used to understand and predict the reliability of a system - multiple assets, a single asset, or equipment in a facility. Factors that impact reliability include how operating conditions degrade equipment performance over time, or how process conditions can lead to equipment failure. The APM suite is a comprehensive suite of machine learning and analytics technologies which can be used in a standalone or integrated manner with historical and real time asset and equipment data to help our customers ensure high asset availability and get early, accurate warnings of problems to better plan around an event. Asset Performance Management uses analytics to make smarter decisions to lower costs, improve throughput, quality and Health, Safety & Environment (HS&E).

Digital Grid Management (OSI product portfolio). OSI Digital Grid Management offerings include energy management solutions (EMS) that monitor, control, and optimize the increasingly interconnected transmission networks and generation fleets to manage grid stability and ensure security and regulatory compliance; and distribution management solutions (ADMS and DERMS and Outage Management). These solutions provide system resiliency, efficiency and safety by monitoring, controlling and modeling the distribution network as utilities seek to increase reliability, predict and react to increasingly dynamic supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally. OSI Digital Grid Management solutions help power and utility customers reduce carbon footprint with the integration of new green energy, improve situational awareness to drive desired outcomes and protect critical assets across the network through enhanced cybersecurity.
Subsurface Science & Engineering (SSE). SSE solutions provide a comprehensive portfolio of end-to-end geoscience and modeling software solutions for optimization across subsurface engineering and operations. SSE solutions provide the ability to characterize, model and monitor the subsurface for the responsible management of resources, while supporting energy transition pathways, such as Carbon Capture Utilization Storage (CCUS); optimize well placement and production using geophysics, petrophysics, and modeling to minimize operational costs and obtain more productive wells with less planning, and; locate and delineate opportunities for new fields, while optimizing and minimizing risk, using seismic imaging and interpretation solutions and connecting subsurface technology to operational activities.
Research and Development
We maintain active research and development organizations directed primarily toward the development of new products, technology and other solutions, as well as the improvement of existing products and services and the design of specialized products to meet specific customer needs.
As of June 30, 2022, new AspenTech had a total of 1,287 employees dedicated to research and development in the following locations: United States of America, China, Mexico, India, Canada, Israel, Russia, France, Norway, United Kingdom, and Australia.
Research and development expenses were $64.3 million in fiscal 2022, $59.6 million in fiscal 2021 and $36.8 million in fiscal 2020.
Sales and Marketing
We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of their engineering, manufacturing, and supply chain and maintenance operations. We have increasingly focused on positioning our products as a strategic investment and therefore devote an increasing portion of our sales efforts to our customers’ senior management, including senior decision makers in manufacturing, operations, maintenance, and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire enterprise over its lifecycle, expanding the use of process models in the operations environment, and enabling the use of analytics and data science to enhance equipment and process reliability. We offer a variety of training programs focused on illustrating the capabilities of our applications as well as online training built into our applications. We have implemented incentive compensation programs for our sales force to reward efforts that increase customer usage of our products. Furthermore, we believe our aspenONE licensing model enables our sales force to develop consultative sales relationships with our customers.
Historically, most of our license sales have been generated through our direct Field Sales organization. To market the specific functionality and other technical features of our software, our account managers work with specialized teams of technical sales personnel and product specialists organized for each sales and marketing effort. Our technical sales personnel typically have degrees in chemical engineering or related disciplines and actively consult with a customer’s engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries. In addition to our direct Field Sales organization, we employ an inside sales team that targets customers in certain market segments.
In fiscal year 2022, we formed the Industry Business Unit (IBU) organization, a significant investment that enables us to approach our customers with industry-specific knowledge while focusing on functional excellence. This structure utilizes the deep industry expertise of our leaders to develop compelling industry solutions with tools and content that resonates with customers in each specific industry, enriching customer engagement and positioning us as a trusted partner.
We have established channel relationships with select companies that we believe can help us pursue opportunities in adjacent target markets. Additionally, the recent Emerson transaction will enhance our existing commercial alliance with Emerson and increase our collaboration with Emerson to drive innovation, develop new products and pursue joint go-to-market opportunities leveraging our comprehensive product portfolio and Emerson’s $120 billion global installed base and its sales force.

We also license our software products to universities that agree to use our products in teaching and research. We believe that students’ familiarity with our products will stimulate future demand once the students enter the workplace.
We supplement our sales efforts with a variety of marketing initiatives, including industry analyst and public relations activities, campaigns to promote product usage and adoption, digital marketing and advertising, industry conferences, user group meetings and customer relationship programs. Our broad user base spans multiple verticals and geographies and these users possess a variety of skills, experience, and business needs. To reach each of them in an effective, productive, and leveraged manner, we will increasingly capitalize on digital customer engagement solutions. Using webinars, digital communities, social media, videos, email, and other digital means, we seek to engage our extensive user base with targeted messages intended to address the specific needs of each market, customer and user.
Our overall sales force, which consists of sales account managers, technical sales personnel, indirect-channel personnel, inside sales personnel, and marketing personnel, consisted of 730 employees as of June 30, 2022.
Software Maintenance and Support, Professional Services and Training
Software maintenance and support (SMS) consists primarily of providing customer technical support and access to software fixes and upgrades. Customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. For license term arrangements entered into subsequent to our transition to a subscription-based licensing model, SMS is included with the license arrangement. For license arrangements that do not include SMS, customers can purchase standalone SMS.
AspenTech provides professional services with applications and domain expertise that help ensure customers realize the full value from our software. Our solutions are designed with the intent of third-party implementation, enabling global, scalable project execution and support. Our professional services team primarily consists of engineers with significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods, geoscience, petrophysics, and electric engineering.
We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer’s location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. We have also introduced a wide range of online computer-based training courses offering customers on-demand training in basic and advanced features of our products directly from within the products. As of June 30, 2022, we had a total of 1,155 employees in our customer support, professional services and training groups.
Business Segments
Prior to the Transaction, we had two operating and reportable segments: OSI Inc. and GSS (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the consummation of the Transaction). The Transaction resulted in the creation of a third operating and reportable segment: Heritage AspenTech. Refer to the section titled “Business Overview” in this Transition Report on Form 10-KT for a description of the product and service offerings by each of the three business segments.

Competition and Our Competitive Strengths

Our markets in general are competitive, and we expect the intensity of competition in our markets to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability, and loss of market share. While we believe we are well-positioned to maintain our leadership, we cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may become, competitors.

Many of our current and potential competitors have greater financial, technical, marketing, service, and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees, and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering asset optimization software at a discount. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling our solutions to some large companies that have internally developed their own proprietary software solutions.
We seek to develop and offer integrated suites of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are point solutions or are more service-based.
Our key competitive differentiators include:
•Breadth, depth, and integration of our software offerings
•Rapid return on investment and increase in profitability and sustainability
•Deep domain expertise in the industries we serve
•Focus on software for capital-intensive industries
•Embedded AI capabilities that deliver insights, provide guidance, and automate and democratize knowledge
•Flexible licensing model
•Consistent global support
Proprietary Rights
Our software is proprietary and fundamental to our business. To protect our proprietary technology and brand and prevent unauthorized use of our software, AspenTech relies on a combination of copyright, patent, trademark, and trade secret laws in the United States and other jurisdictions, license and confidentiality agreements, and software security measures to further protect our proprietary technology and brand. AspenTech generally seeks to protect our trade secrets by entering into non-disclosure agreements with its employees and customers, and historically has restricted access to software and source code, which we regard as proprietary information.
We have obtained or applied for patent protection with respect to some of our intellectual property and have registered or applied to register some of our trademarks in the United States and in selected other countries. Currently, we have approximately 377 issued patents and pending patent applications worldwide. This number includes patents and patent applications owned by Heritage AspenTech and the OSI and SSE businesses. In addition, we consider our OSI business’ code base of over 15 million lines of internally developed code to produce a formidable control platform and provide a significant barrier to entry for competitors. We will continue to develop or acquire new intellectual property and file new applications to protect our ongoing research and development activities and brands. In addition, Emerson provides to us a non-exclusive, perpetual, irrevocable, worldwide, royalty-free license to use certain intellectual property rights owned by Emerson and its subsidiaries and used in the operation of the OSI and SSE businesses.
We actively monitor use of our intellectual property and enforce, and will continue to enforce, our intellectual property rights against infringement, misappropriation, or other violations worldwide as deemed appropriate to protect our businesses. In the United States, we generally are able to maintain our patents for up to 20 years from the earliest effective filing date and maintain our trademark registrations for as long as the trademarks are in use. Additionally, we consider the quality and timely delivery of our products, the services we provide to our customers, and the technical knowledge and skills of our personnel to be important components of our overall portfolio and assets.
The laws of many countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the United States. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position in the industry depends solely on obtaining legal protection for our software products and technology. Instead, we believe that the success of our business also depends on our ability to maintain a leadership position by continuing to develop innovative software products and technology.
Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below, which are incorporated herein by reference.
Licenses
In connection with Heritage AspenTech's acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc in May 2002 and the consent decree Heritage AspenTech entered into with the Federal Trade Commission in December 2004 to resolve allegations that the acquisition was improperly anticompetitive, Heritage AspenTech and certain of our subsidiaries entered into a purchase and sale agreement with Honeywell International Inc. and certain of its subsidiaries, pursuant to which Heritage AspenTech sold intellectual property and other assets to Honeywell relating to our operator training business and Heritage AspenTech Hyprotech engineering software products. Under the terms of the transactions, Heritage AspenTech retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license to the Hyprotech engineering software and have the right to continue to develop, license and sell the Hyprotech engineering products.

In March 1982, Heritage AspenTech entered into a System License Agreement with the Massachusetts Institute of Technology, or MIT, granting Heritage AspenTech a worldwide, perpetual non-exclusive license (with the right to sublicense) to use, reproduce, distribute and create derivative works of the computer program known as “ASPEN” which provides a framework for simulating the steady-state behavior of chemical processes that Heritage AspenTech utilize in the simulation engine for Heritage AspenTech Aspen Plus product. MIT agreed that Heritage AspenTech would own any derivative works and enhancements. MIT has the right to terminate the agreement if: Heritage AspenTech breach it and do not cure the breach within 90 days after receiving a written notice from MIT; Heritage AspenTech ceases to carry on its business; or certain bankruptcy or insolvency proceedings are commenced and not dismissed. In the event of such termination, sublicenses granted to Heritage AspenTech customers prior to termination will remain in effect.
Employees
As of June 30, 2022, we had a total of approximately 3,574 full-time employees, of whom 1,758 were located in the United States. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils may represent some of our employees. We have experienced no work stoppages and believe that our employee relations are satisfactory.
Corporate Information
Aspen Technology, Inc. was formed in Delaware in 2021. Our principal executive offices are at 20 Crosby Drive, Bedford, Massachusetts 01730, and our telephone number at that address is (781) 221-6400. Our website address is http://www.aspentech.com. The information on our website is not part of this Transition Report on Form 10-KT, unless expressly noted.
Available Information
We file reports with the Securities and Exchange Commission, or the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Item 1A.    Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment in our common stock.

Risks Related to Our Transaction with Emerson

The integration of Heritage AspenTech, the OSI business and the SSE business may present challenges that may not result in the anticipated benefits of the transactions with Emerson.

We are in the process of integrating a combination of businesses that were operated as independent businesses. Potential difficulties in the integration process include the following:

•	the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits AspenTech to achieve the cost savings and revenue synergies anticipated to result from the transactions with Emerson, which could result in the anticipated benefits of the transactions not being realized partly or wholly in the time frame currently anticipated or at all;
•	lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with AspenTech, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the transactions;

•	integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	consolidating and rationalizing information technology platforms, cybersecurity routines and protocols and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures in particular; and

•	preserving important relationships of the combined businesses and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of key employees or skilled workers. The loss of key employees and skilled workers could adversely affect our ability to successfully conduct our business because of their experience and knowledge of AspenTech’s and the OSI and SSE businesses. In addition, AspenTech could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more business segments. If AspenTech experiences difficulties with the integration process, the anticipated benefits of the transactions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of AspenTech.

AspenTech has incurred and will incur transaction-related costs in connection with the transactions with Emerson and the integration of the OSI and SSE businesses.

AspenTech has incurred transaction-related costs in connection with the Emerson transactions and both will incur costs in connection with the integration of the OSI and SSE businesses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the cost synergies that AspenTech expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in AspenTech taking significant charges against earnings.

Emerson could engage in business and other activities that compete with us.

Emerson has agreed that until 45 days after the occurrence of one of the specified trigger events based on Emerson ceasing to beneficially own more than 50% of our outstanding common stock specified in the Stockholders Agreement entered into as part of the transactions with Emerson, and subject to certain exceptions, Emerson will not compete in the business of developing, marketing and selling certain industrial software, subject to certain exceptions.

Subject to the terms of such Stockholders Agreement, Emerson or any of its subsidiaries may engage in certain activities notwithstanding that they may fall within the scope of the competing business. In addition, if we engage in activities outside the scope of the non-competition obligation under the Stockholders Agreement, Emerson will not be restricted from engaging in such activities in competition with us. To the extent that Emerson engages in the same or similar business activities or lines of business as us, or engages in business with any of our partners, customers or vendors, our ability to successfully operate and expand our business may be hampered.

After the second anniversary of the closing of the Emerson transactions, subject to restrictions, Emerson will be permitted to transfer its shares of our common stock and acquire more shares of our common stock, which could have a negative impact on AspenTech’s stock price or ability to maintain NASDAQ continued listing requirements.

For two years following the completion of the Emerson transactions unless Emerson ceases to beneficially own a least 20% of our outstanding common stock, the Emerson Group will be prohibited from transferring any of its shares of our common stock other than to a controlled affiliate of Emerson, unless approved by a special committee of the Board. Following such two-year lock-up period, the Emerson Group will be permitted, subject to restrictions to transfer shares of our common stock, including in public offerings pursuant to registration rights granted by AspenTech. Any such transfer could significantly increase the number of shares of our common stock available in the market, which could cause a decrease in the price of shares of our common stock. In addition, even if Emerson does not transfer a large number of its shares of our common stock into the market, the existence of Emerson’s right to transfer a large number of shares into the market may depress the price of shares of our common stock.

For two years following the completion of the Emerson transactions, the Emerson Group is prohibited from acquiring or seeking to acquire, directly or indirectly, additional shares of our common stock that would result in the Emerson Group having an ownership percentage of our outstanding common stock greater than the percentage of outstanding common stock the

Emerson Group owned as of the closing of the Emerson transactions, subject to certain exceptions. Following such two-year standstill period, the Emerson Group will be permitted, subject to certain restrictions, to acquire or seek to acquire, directly or indirectly, additional shares of our common stock which may have an adverse effect on our ability to maintain NASDAQ continued listing requirements, including requirements with respect to a minimum number of holders of the common stock.

Emerson has the right to purchase additional securities of AspenTech pursuant to certain pre-agreed prices and procedures, which could have a negative impact on AspenTech’s stock price.

Emerson has the option (but not the obligation) to, among other things, (i) purchase additional securities of AspenTech in connection with securities being issued as consideration in a merger and acquisition transaction, or purchase securities of AspenTech in a public offering of securities of AspenTech securities, or other circumstances where AspenTech securities are not being offered for cash by AspenTech, in each case at pre-agreed prices without the need for the approval of a special Committee of the Board, (ii) purchase additional shares of our common stock up to its percentage maintenance share in connection with the issuance of equity awards or securities of AspenTech pursuant to any “at the market” program, on a quarterly basis and in accordance with the pre-agreed prices and (iii) purchase additional equity securities of AspenTech at pre-agreed prices to maintain Emerson’s ownership of certain percentages of our outstanding common stock during certain cure periods after Emerson’s ownership of our common stock falls below certain thresholds. Any such purchase could significantly increase the number of shares of our common stock outstanding, which could cause a decrease in the price of shares of our common stock. In addition, even if Emerson does not exercise its right to purchase, the existence of such right may depress the price of shares of our common stock.

Following the completion of the Transaction, New AspenTech is controlled by Emerson. The interests of Emerson may differ from the interests of other stockholders of New AspenTech.

Following the closing of the Transaction, Emerson beneficially owns 55% of the fully diluted shares of Common Stock of the Company. Under the Stockholders Agreement, Emerson will have the right to acquire additional equity securities of New AspenTech pursuant to pre-agreed procedures, preemptive rights and percentage maintenance.

Emerson has the ability to designate and elect a majority of the directors of the New AspenTech Board. The Stockholders Agreement provides that, for so long as Emerson beneficially owns more than 50% of the outstanding shares of Common Stock, to the extent permitted by applicable law, if so requested by Emerson Sub, New AspenTech will avail itself of available “Controlled Company” exemptions to the corporate governance listing standards of NASDAQ (in whole or in part, as requested by Emerson Sub) that would otherwise require New AspenTech to have (i) a majority of the board of directors consist of independent directors, (ii) a nominating/corporate governance committee that is composed solely of independent directors and (iii) a compensation committee that is composed solely of independent directors. Emerson Sub will request that New AspenTech avail itself of the exemptions from the requirements that (i) the nominating/corporate governance committee be composed solely of independent directors and (ii) the compensation committee be composed solely of independent directors.

Under the Stockholders Agreement, the New AspenTech Board initially has four directors not designated by Emerson and five directors designated by Emerson.

Pursuant to the terms of the Stockholders Agreement, Emerson will have the right to consent to certain material actions of New AspenTech and its subsidiaries for so long as it maintains certain ownership percentages, including over certain mergers and acquisitions, sales of assets, incurrences of indebtedness, issuances of securities and the appointment and removal of the Chief Executive Officer of New AspenTech. For as long as Emerson beneficially owns a majority of the outstanding shares of Common Stock, Emerson will also have control over all other matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to Emerson’s agreement to vote in favor of director nominees not designated by Emerson and to proposals by Emerson to acquire all of the shares of Common Stock held by non-Emerson stockholders. Emerson and its subsidiaries may have different interests than other holders of Common Stock and may make decisions adverse to the interests of other holders of Common Stock.

Among other things, Emerson’s control could delay, defer, or prevent a sale of New AspenTech that New AspenTech’s other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire Common Stock and, as a result, might impact the market price of Common Stock.

The corporate opportunity provisions in the Stockholders Agreement could enable Emerson to benefit from corporate opportunities that might otherwise be available to us.

The Stockholders Agreement contains provisions related to corporate opportunities that may be of interest to both New AspenTech and Emerson. These provisions provide in general that (i) a corporate opportunity offered to any individual who is a director, but not an officer or employee of New AspenTech and who is also a director, officer or employee of Emerson will belong to New AspenTech only if such opportunity is expressly offered to such person solely in his or her capacity as a director of New AspenTech and otherwise will belong to Emerson and (ii) a corporate opportunity offered to any individual who is an officer or employee of New AspenTech and also is a director, officer or employee of Emerson will belong to New AspenTech unless such opportunity is expressly offered to such person in his or her capacity as a director, officer or employee of Emerson, in which case it will belong to Emerson. The absence of a duty on the part of Emerson or its affiliates to present corporate opportunities to New AspenTech could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Emerson to itself or its affiliates (not including New AspenTech).

The historical financial information of the OSI business and SSE Business may not be representative of its results or financial condition if it had been operated separately from Emerson and, as a result, may not be a reliable indicator of future results.

The financial information of the OSI business and SSE business included in this document has been derived from the consolidated financial statements and accounting records of Emerson and reflects all direct costs as well as an allocation of indirect costs based on assumptions and allocations made by Emerson management. The financial position, results of operations and cash flows of the OSI business and SSE business presented may be different from those that would have resulted had the OSI business and SSE business been operated separately from Emerson during the applicable periods or at the applicable dates. For example, in preparing the financial statements of the OSI business and SSE business, Emerson made allocations of costs and Emerson corporate expenses deemed to be attributable to the OSI business and SSE business. However, these costs and expenses reflect the costs and expenses attributable to the OSI business and SSE business operated as part of a larger organization and do not necessarily reflect costs and expenses that would be incurred by the OSI business and SSE business had they been operated independently. As a result, the historical financial information of the OSI business and SSE business contained in this document may not be a reliable indicator of their future results.

Risks Related to Our Business

Our customers’ business operations have been, and continue to be, subject to business interruptions arising from the COVID‑19 pandemic. We continue to monitor the situation, but there can be no assurance that the pandemic will not result in delays or possibly reductions in demand for our solutions that could have a serious adverse effect on our business.

The ongoing COVID-19 pandemic and the various responses to it globally have created significant volatility, uncertainty and economic disruption. Authorities across the U.S. and the globe have implemented and continue to implement varying degrees of restriction on social and commercial activity in an effort to slow the spread of the virus, some of which have been subsequently rescinded or modified, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. While the measures instituted in response to COVID‑19 are expected to be temporary, the duration of the business disruptions and related operational and financial impact on our customers and us cannot be estimated with certainty at this time. The adverse effects on the economies and financial markets of many countries and markets may result in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition, including on our ability to collect accounts receivable. Our business may also be impacted if our employees are not able to perform services for customers on-site due to travel restrictions or facility closings.

Additionally, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.

We may be unable to hire or retain personnel with the necessary skills to operate and grow our business, which could adversely affect our ability to compete.

Our future success also depends upon our ability to attract, develop, motivate and retain highly skilled managerial, sales and marketing, technical, financial and administrative personnel necessary to guide our operations and support and grow our business. The market for this talent is highly competitive.

In addition, because of the highly technical nature of our products and services, we must attract and retain highly skilled engineering and development personnel. The technical personnel that we require to develop our products and solutions are in high demand, particularly technical personnel with a combination of AI, domain and real-time application expertise as there are comparatively fewer persons with those skills. If we are unable to attract and retain technical personnel with the requisite skills, our product and solution development efforts could be delayed, which could adversely affect our ability to compete and thereby adversely affect our revenues and profitability.

Furthermore, our ability to attract and retain employees may be affected by the COVID-19 pandemic and its effects on global workforce patterns and employee expectations regarding returning to offices, and may result in a more geographically distributed workforce and higher employee turnover than we anticipate.

In addition, recent inflationary pressure may impact our ability to attract and retain personnel potentially because of a need to increase compensation in certain areas.

All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

If we are unable to attract, develop, motivate and retain the personnel we need to develop compelling products and solutions, and guide, operate and support our business, we may be unable to successfully compete in the marketplace, which would adversely affect our revenues and profitability.

A significant portion of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States, including in Russia.

Customers outside the United States account for a significant portion of our total revenue and will for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

•unexpected changes in regulatory or environmental requirements, tariffs and other barriers, including, for example, international trade disputes, changes in climate regulations, sanctions or other regulatory restrictions imposed by the United States or foreign governments;
•less effective protection of intellectual property;
•requirements of foreign laws and other governmental controls;
•difficulties in collecting trade accounts receivable in other countries;
•adverse tax consequences;
•the challenges of managing legal disputes in foreign jurisdictions.
•difficulties in staffing and managing foreign operations;
•limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;
•potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•costs and difficulties of customizing products for foreign countries;
•challenges in providing solutions across a significant distance, in different languages and among different cultures;
•laws and business practices favoring local competition;
•being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations, including local labor laws;
•strict laws and regulations governing privacy and data security, including the European Union’s General Data Protection Regulation;
•uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
•compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;
•tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•operating in countries with a higher incidence of corruption and fraudulent business practices;
•changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;
•rapid changes in government, economic and political policies and conditions; and
•political or civil unrest or instability, acts of war, terrorism or epidemics and other similar outbreaks or events.

While we license our products primarily through a direct sales force located throughout the world, we also leverage sales relationships with Emerson and other channel partners to market our products in certain locations. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in the region which may in turn spread and impact our overall business, financial position, cash flows and results of operations. We maintain operations in Russia and license software and provide related services to customers in Russia and Ukraine. We have net sales of approximately $9.9 million for the fiscal year ended June 30, 2022, and total assets of approximately $23.4 million as of June 30, 2022, related to operations in Russia. While the conflict has not had a material impact on our financial results, we continue to evaluate the impact, if any, of the various sanctions and export control measures imposed by the United States and other governments on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and Ukraine, and assess our operations for potential asset impairment. The outcome of these assessments will depend on how the conflict evolves and any further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, there is no material impact to supply chain operations expected due to the conflict in Ukraine.

We assess our operations for potential asset impairment in accordance with our accounting practices, and are evaluating the impact, if any, of the various sanctions and export controls measures imposed by the United States and other governments on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia or Ukraine. The outcome of these assessments will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, and other governments around the world.

If the sanctions and other retaliatory measures imposed by the global community change we may be required to cease or suspend operations in the region or, should the conflict worsen, we may voluntarily elect to do so. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenues from the business in Russia. In addition, as a result of the risk of collectability of receivables from our customers in Russia, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue until there is no significant risk of revenue reversal. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.

While the precise effects of the ongoing military conflict and sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, there may be various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts to the global economy, financial markets, inflation, interest rates and unemployment, among others, could adversely impact economic and financial conditions, and may disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects. As a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally.

A continued conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the United Kingdom, the European Union, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

If we fail to increase usage and product adoption by customers of our aspenONE engineering and manufacturing and supply chain offerings, our OSI business’s advanced transmission and distribution (T&D) software and our SSE business’s Paradigm and Roxar software offerings, and grow our aspenONE APM business, fail to provide innovative, market-leading solutions, or fail to retain our current customers, we may be unable to implement our growth strategy successfully, and our business could be seriously impacted.

Our market leadership and our future growth is largely dependent upon our ability to increase usage and product adoption by customers of our aspenONE engineering and manufacturing and supply chain offerings, our OSI business’s advanced transmission and distribution (T&D) software and our SSE business’s Paradigm and Roxar software offerings, to grow our aspenONE APM business, and to develop new software products that achieve market acceptance with acceptable operating margins. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. If we fail to do so, customers may choose not to renew their contracts with us. Our business and operating results could suffer if we cannot successfully execute our strategy and drive usage and product adoption.

We are implementing an integrated software product strategy across our businesses with differentiated vertical solutions targeted at specific capital-intensive industries. We cannot ensure that our product strategy will result in new and existing products that will meet market needs and achieve significant usage and product adoption. If we fail to increase usage and product adoption or fail to develop or acquire new software products that meet the demands of our customers or our target markets, our operating results and cash flows from operations will grow at a slower rate than we anticipate and our financial condition could suffer.

In addition, we are transitioning our OSI and SSE businesses to token and/or subscription-based business models to provide enhanced flexibility and broader access to our software suite for customers and improve long-term revenue and profitability. Although our management has significant experience in such business model transitions, we may not be successful in such a transition and there is no guarantee that we will achieve the expected results; for example, if our planned model transition is not acceptable to current customers of our OSI and SSE businesses, they may choose not to continue their relationships with us. Further, we may encounter unforeseen expenses, complications and delays in the process of the transition.

Our business could suffer if demand for, or usage of, our software declines for any reason, including declines due to adverse changes in the process and other capital-intensive industries.

If demand for, or usage of, our software solutions declines for any reason, our operating results, cash flows from operations and financial position would suffer. Our business could be adversely affected by:

•	any decline in demand for or usage of our software solutions, including those related to the COVID-19 pandemic and resulting global supply chain disruptions;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our software solutions;

•	technological innovations that our software solutions do not address;

•	our inability to release enhanced versions of our software on a timely basis; and

•	adverse changes in capital intensive industries or otherwise that lead to reductions, postponements or cancellations of customer purchases of our products and services, or delays in the execution of license agreement renewals in the same quarter in which the original agreements expire.

Because of the nature of their products and manufacturing processes and their global operations, companies in the process and other capital-intensive industries are subject to risk of adverse or even catastrophic environmental, safety and health accidents or incidents and are often subject to changing standards and regulations worldwide. In addition, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other capital-intensive industries have led to consolidations and reorganizations. In particular, a significant percentage of our revenue is derived from companies in the oil and gas sector. We believe that reduced demand for oil due to the COVID-19 pandemic, impacted and may continue to impact the operating levels and capital spending of certain of our customers. This has resulted in, and could continue to result in, less predictable and lower demand for our products and services. Additionally, the COVID-19 pandemic has disrupted global supply chains in many industries, and such disruptions could also impact the operating levels and capital spending of certain of our customers and result in less predictable and lower demand for our products and services. Any such adverse environmental, safety or health incident, change in regulatory standards, or economic downturn that affects the capital-intensive industries, including continued challenges and uncertainty among customers whose business is adversely affected by a shift to a greater percentage of renewable energy sources such as wind and solar, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could impact our operating results in the future.

Unfavorable economic and market conditions or a lessening demand in the market for asset optimization software could adversely affect our operating results.

Our business is influenced by a range of factors that are beyond our control and difficult or impossible to predict. If the market for asset optimization software grows more slowly than we anticipate, demand for our products and services could decline and our operating results could be impaired.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•falling overall demand for goods and services, leading to reduced profitability;
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.

Further, the state of the global economy may deteriorate in the future. Customer demand for our products is linked to the strength of the global economy. If weakness in the global economy persists, many customers may amend their procurement strategies to delay or reduce their technology purchases. Capital expenditure and operating expense budgetary cycles are inherent in our customers’ procurement strategies. These cycles are often informed by oil prices and environmental factors such as the COVID-19 pandemic. Delay or reduction in our customers’ technology purchases could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events, and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.

We must anticipate and respond to market and technological changes driven by broader trends such as decarbonization and electrification efforts in response to climate change. Market growth from the use of cleaner energy sources, as well as emissions management, energy efficiency, lower greenhouse gas refrigerant usage, and decarbonization efforts are likely to depend in part on technologies not yet deployed or widely adopted today. We may not adequately innovate or position our businesses for the adoption of technologies such as battery storage solutions, hydrogen use cases in industry, mobility, and power generation, enhanced power grid demand management, carbon capture and sequestration or advanced nuclear power.

These trends and the relative competitiveness of our product and service offerings will continue to be impacted by uncertain factors such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies such as carbon taxes, greenhouse gas emission reductions, incentives or mandates for particular types of energy, or policies that impact the availability of financing for certain types of projects.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

Some of our revenue is denominated in a currency other than the U.S. dollar, and certain of our operating expenses that are incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, we anticipate that our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Norwegian Krone, Japanese Yen, Australian Dollar, New Israeli Shekel, Indonesian Rupiah, Argentine Peso, Mexican Peso, Chinese Yuan, and Russian Ruble against the U.S. dollar. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

Our markets in general are competitive and differ among our principal product areas: engineering, manufacturing, and supply chain, modeling and design, asset performance management, asset optimization and maintenance, and artificial intelligence of things (AIoT). We face challenges in selling our solutions to large companies that have internally developed their own proprietary software solutions, and we face competition from well-established vendors as well as new entrants in our markets. Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering asset optimization software at a discount. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us. Businesses may continue to enhance their internally developed solutions, rather than investing in commercial software such as ours. Our current and potential commercial competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, we may need to decrease the prices for our products in order to remain competitive. If we are unable to maintain attractive pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. We cannot ensure that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition and operating results.

Defects or errors in our software products could impact our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are complex and may contain undetected defects or errors. We may from time to time find defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issues, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:

•lost or delayed market acceptance and sales of our products;
•delays in payment to us by customers;
•product returns;
•injury to our reputation;
•diversion of our resources;
•increased service and warranty expenses or financial concessions;
•increased insurance costs; and
•legal claims, including product liability claims.

Defects and errors in our software products could result in claims for substantial damages against us.

Potential strategic transactions could be difficult to consummate and integrate into our operations, and these potential strategic transactions could disrupt our business, dilute stockholder value or impair our financial results.

As part of our business strategy, we from time to time seek to grow our business through acquisitions of, investments in, or partnerships with new or complementary businesses, technologies or products that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. For example, on July 27, 2022, the Company announced that it entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the mining industry. Refer to Footnote 22, "Subsequent Events" for further discussion. The potential risks associated with acquisitions and investment transactions and partnerships include, but are not limited to:

• failure to realize anticipated returns on investment, cost savings and synergies;
• difficulty in assimilating the operations, policies and personnel of the acquired company;
• unanticipated costs or liabilities associated with or arising from acquisitions;
• challenges in combining product offerings and entering into new markets in which we may not have experience;
• distraction of management’s attention from normal business operations;
• potential loss of key employees of the acquired company;
• difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures;
• impairment of relationships with customers or suppliers;
• possibility of incurring impairment losses related to goodwill and intangible assets; and
• other issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in, or partnerships with, immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

We may be subject to significant expenses and damages because of product-related claims and other litigation.

We may be, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation ("Claims"). The amount of damages cannot be predicted with certainty, and a successful Claim brought against us could materially impact our business and financial condition. Such Claims, including product-related and shareholder claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us, and increase insurance and other operational costs.

Claims that we infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.

We cannot be certain that our software and services do not infringe patents, copyrights, trademarks or other intellectual property rights, so infringement claims might be asserted against us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against infringement claims that third parties may assert against our customers based on use of our software or services. Such claims may have a material adverse effect on our business, may be time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be impacted significantly if any of these events were to occur, and the price of our common stock could be adversely affected.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

Our software is proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We obtain or apply for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We register or apply to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees and customers, and restrict third-party access to our software and source code, which we regard as proprietary information. In certain cases, we may provide copies of source code to customers for the purpose of special product customization or may deposit copies of the source code with a third-party escrow agent as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could impact our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, which can affect the scope of enforceability of our intellectual property rights.

Our software research and development initiatives, our customer relationships, and our customers’ operations could be compromised if the security of our information technology is breached as a result of a cyberattack. This could have a material adverse effect on our business, operating results and financial condition, and could impact our competitive position.

We have devoted and will continue to devote significant resources to updating our software and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes and manage asset performance, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers’ purchasing decisions. We maintain cybersecurity policies and procedures, including employee training, to manage risk to our information systems, and we continually evaluate and adapt our systems and processes to mitigate evolving cybersecurity threats, including the increase in ransomware attacks. Our policy is to follow the appropriate cybersecurity frameworks to manage and reduce cybersecurity risk. We may incur additional costs to maintain appropriate cybersecurity protections in response to evolving cybersecurity threats, and we may not be able to safeguard against all data security breaches or misuses of data. If the security of our systems is impaired, or if our systems are infiltrated by unauthorized persons, our development initiatives might be disrupted, we might be unable to provide service, and our customers and their operations may be subject to cyberattacks and resulting business disruptions and financial losses. Our customer relationships might deteriorate, our reputation in the industry could be impacted, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

In addition, there may be an increased risk of cyberattacks by state actors due to the current conflict between Russia and Ukraine. Any increase in such attacks on us or our systems could adversely affect our network systems or other operations. Although we maintain cybersecurity policies and procedures to manage risk to our information systems, adapt our systems and processes to mitigate such threats, and plan to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all.

Security and/or data privacy breaches, or disruptions of our information technology systems could adversely affect our business.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at our products, customers and/or third-party service providers. In addition, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of or access to confidential customer, supplier or employee information, including personal information.

Despite the implementation of cybersecurity measures (including government security clearances, access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. We cannot provide assurance that our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks, or other advanced persistent attacks by malicious actors, including hackers, state-backed hackers and cybercriminals, breaches due to employee negligence, error and/or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, hardware and software errors, including so-called supply chain attacks involving the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events. Moreover, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target. As a result, it is possible for such vulnerabilities to remain undetected for an extended period.

Should we be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose us to material loss of business and revenue, litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure, and additional costs associated with responding to the service interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns. Any of these events could materially adversely impact our business and results of operations. We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, including those resulting from security incidents, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. Furthermore, the cybersecurity insurance we maintain may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover our remediation expenses or any claim against us for loss of data or other indirect or consequential damages. Defending any suit based on or related to any data loss or system disruption, regardless of its merit and available insurance coverage, could be costly and divert management’s attention. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with privacy and localization laws and regulations increases operational complexity. Failure to comply with these regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including investigations and proceedings brought against us by governmental entities or others.

Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.

We have strategic and technology relationships with other companies with which we work to offer complementary solutions and services, that market and sell our solutions, and that provide technologies that we embed in our solutions. We may not realize the expected benefits from these relationships and such relationships may be terminated by the other party. If these companies fail to perform or if a company terminates or substantially alters the terms of the relationship, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Our Common Stock

Emerson is our controlling owner, which could discourage takeover attempts. If Emerson ceases to be our controlling owner, anti-takeover provisions contained in our charter and bylaws could impair attempts by a party other than Emerson to acquire a significant number of shares of our common stock.

Emerson and its subsidiaries beneficially own a majority of the shares of our common stock, which could discourage takeover attempts by a third party. Further, our charter and bylaws also contain provisions that may delay, defer or discourage another party from acquiring a significant number of shares of our common stock or, in the event that Emerson and its subsidiaries no longer beneficially own a majority of the shares of our common stock, control of us. Among other things, our charter and bylaws include provisions regarding:

•	the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of an unsolicited acquirer;
•	the prohibition on us to engage in any business combination with any person who owns 15% or more of our outstanding voting stock (excluding Emerson) (an “interested stockholder”) for a period of three years following the time that such stockholder became an interested stockholder unless certain conditions are met; and
•	the ability of our Board of Directors to amend our bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt.

These provisions may discourage, in the event that Emerson and its subsidiaries no longer beneficially own a majority of the shares of our common stock, unsolicited takeover proposals that stockholders may consider to be in their best interests. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities, especially in the event that Emerson and its subsidiaries no longer beneficially own a majority of the shares of our common stock.

Our charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our charter, unless our Board of Directors consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law (the “DGCL”), or our charter or bylaws, (iv) any action asserting a claim related to, involving or against us governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. The foregoing does not apply to claims arising under the Exchange Act or the rules and regulations promulgated thereunder. Our charter further provides that unless the our Board of Directors consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder (the “Federal Forum Provision”, and together with the provision in the first sentence of this paragraph, the “Forum Selection Provisions”).

The Forum Selection Provisions in our charter may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the Forum Selection Provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Federal Forum Provision in or charter. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving claims under the Securities Act. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.

Our common stock may experience substantial price and volume fluctuations.

The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock may be affected by other factors, such as: (i) our financial performance; (ii) announcements of technological innovations or new products by us or our competitors; and (iii) market conditions in the computer software or hardware industries.

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. This type of litigation against us could result in substantial liability and costs and divert management’s attention and resources.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in leased facilities in Bedford, Massachusetts, to accommodate product development, sales, marketing, operations, finance and administrative functions. The lease for our Bedford executive offices commenced in November 2014 and is scheduled to expire in March 2025. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each.

We also lease office space in Medina, Minnesota and in Houston, Texas to accommodate sales, services, product development functions, marketing, operations, finance and administrative functions. Additionally, we lease office space in the United Kingdom, Shanghai, Mexico City, Canada, Australia, Singapore, Beijing, India, Moscow, Tokyo, Oslo, and Bahrain, to accommodate sales, services and product development functions.

In the remainder of our other locations, the majority of our leases have lease terms of four years or less that are generally based on the number of workstations required. We believe this facilities strategy provides us with significant flexibility to adjust to changes in our business environment. We do not own any real property. We believe that our leased facilities are adequate for our anticipated future needs.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on The NASDAQ Global Select Market under the symbol “AZPN.”

Holders

On August 11, 2022, there were 290 holders of record of our common stock. The number of record holders does not include persons who held common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

On May 16, 2022, New AspenTech and certain of its subsidiaries entered into a Borrower Assignment and Accession Agreement (the "Borrower Assignment and Accession Agreement") relating to the Amended and Restated Credit Agreement dated December 23, 2019, as amended from time to time, among Heritage AspenTech, the other loan parties from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as previously amended, the “Credit Agreement”).

The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates.

The Borrower Assignment and Accession Agreement was entered into in connection with the Transactions. Pursuant to the Borrower Assignment and Accession Agreement, among other things, Heritage AspenTech assigned all of its obligations under the Credit Agreement and related documents to New AspenTech and New AspenTech became the borrower and a loan party under the Credit Agreement. In connection with the Borrower Assignment and Accession Agreement certain subsidiaries acquired in connection with the Transactions also were joined as guarantors and loan parties under the Credit Agreement.

Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer

There have been no repurchases of common stock for the period from May 16, 2022 to June 30, 2022.

Item 6.    Selected Financial Data.

Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated and combined financial statements and related notes beginning on page 56. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from our expectations.

In connection with the Transaction, we approved a change to our fiscal year end from September 30 to June 30. References to a specific fiscal year are the nine-month period ended June 30, 2022, and our fiscal years 2021 and 2020 are for the twelve months ended September 30, 2021 and September 30, 2020 unless otherwise noted. (for example, “fiscal 2022” refers to the nine-month period ended June 30, 2022). Refer to Note 1, "Operations" for additional information.

The Transaction has been accounted for as a business combination in accordance with U.S. GAAP, with the OSI business and the SSE business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, the historical financial statements of the OSI business and the SSE business are the historical financial statements of New AspenTech following the completion of the Transaction. As such, the financial statements of New AspenTech are not indicative of future financial results.

Business Overview

We are a global leader in asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance. We combine decades of modeling, simulation, and optimization capabilities with industrial operations expertise and apply advanced analytics to improve the profitability and sustainability of production assets. Our purpose-built software is proven to drive value creation levers for our customers; improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions. Our technology is at the center of their sustainability and decarbonization programs, enabling circularity through improved industrial technologies and more degradable and recyclable plastics, and supporting the broader energy transition with advanced solutions for power transmission and distribution, carbon capture, storage and utilization, batteries and energy storage. Cybersecurity is foundational in the design of our software.

On May 16, 2022, Heritage AspenTech and Emerson Electric Co. (“Emerson”) and certain of its subsidiaries, entered into a definitive agreement pursuant to, among other matters Emerson and its subsidiaries contributed to Heritage AspenTech Shareholders $6,014,000,000 in cash and its Open Systems International, Inc. business (the “OSI business" or "OSI Inc.") and Geological Simulation Software business, which we have renamed as Subsurface Science & Engineering (the “SSE business” or "SSE") in exchange for 55% of our outstanding common stock (on a fully diluted basis).

By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the OSI and SSE businesses, we have created a company that we believe will deliver superior value to customers across diverse end markets including energy, chemicals, power transmission and distribution, engineering, procurement, and construction, pharmaceuticals, and metals and mining, among others.

Relationship with Emerson

At the closing of the Transaction, we entered into a Stockholders Agreement with Emerson. In addition to that agreement, we also entered into a Commercial Agreement and a Transition Services Agreement related to certain operations going forward.

Pursuant to the Commercial Agreement, New AspenTech granted a subsidiary of Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to New AspenTech pursuant to the Transaction and (iii) future New AspenTech products as mutually agreed upon by the parties during the term of the Commercial Agreement, in each case, to end-users through such subsidiary of Emerson acting as an agent, reseller or original equipment manufacturer.

Pursuant to the Transition Services Agreement, Emerson provides New AspenTech and its subsidiaries with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities, for a limited time.

Heritage AspenTech

Heritage AspenTech was founded over 40 years ago with a focus on industrial process efficiency and optimization. As a global leader in asset optimization software, Heritage AspenTech combines decades of modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Heritage AspenTech’s unique asset lifecycle approach and market-leading solutions help customers achieve new levels of efficiency, accelerate innovation and reduce emissions and waste, without compromising safety.

Heritage AspenTech has developed its applications to design and optimize industrial operations across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Heritage AspenTech is the recognized technology leader in providing process optimization and asset performance management software for each of these business areas. With its mission to digitally transform the industries we serve by optimizing their assets to run safer, greener, longer and faster, Heritage AspenTech is also a global leader in helping companies achieve their sustainability goals while achieving operational excellence.

Customers use our solutions to help advance sustainability technology pathways in improving resource efficiencies, such as energy, water or feedstock; supporting energy transition and decarbonization initiatives, including integrating renewable and alternative energy sources, such as biofuels; innovating new approaches for the hydrogen economy and carbon capture; and, enabling recycling efficiencies for waste reduction throughout operations with advanced simulation and scale-up solutions.

OSI Business (Digital Grid Management)

Our OSI business offers operational technology (OT) solutions that enable electric, gas, and water utilities and asset operators to manage and optimize the digital grid, incorporating all types of generation, industrial cogeneration, transmission, distribution, and microgrids. Our OSI business’ systems are also crucial in electrification as the world’s power demand is anticipated to double by 2050 under International Energy Agency (IEA) and U.S. Energy Information Administration (EIA) scenarios. Utilities, industry, and institutions use OSI solutions to transform and digitize the grid to seamlessly incorporate renewable energy and storage, to achieve reliability, maximize cybersecurity, and minimize peak loading.

Our OSI business' energy management solution (EMS) monitors, controls, and optimizes the increasingly interconnected transmission networks and generation fleets to manage grid stability and ensure security and regulatory compliance. Our advanced distribution management solution (ADMS), distributed energy resource management solution (DERMS) and Outage Management offerings provide system resiliency, efficiency, and safety by monitoring, controlling and modeling the distribution network as utilities seek to increase reliability, predict and react to increasingly dynamics supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally.

SSE Business (Subsurface Science & Engineering)

Our SSE business is a leading provider of geoscience and modeling software for optimization across subsurface engineering and operations. With over 30 years of technology leadership in geophysics, petrophysics, geological and reservoir modeling, SSE software empowers decision makers to reduce uncertainty, improve confidence, minimize risk, and support responsible asset management. Used extensively by the global energy industry, SSE solutions also have applications that extend into geothermal energy, and carbon capture and storage.

Our SSE business provides end-to-end workflows from seismic analysis and interpretation to reservoir and production simulation and from asset appraisal to operational planning and execution, to optimize production and utilization and minimize energy use, water use, and fugitive emissions. SSE software is also employed to screen and assess oil and saline aquifer reservoirs for CO2 sequestration and to monitor CO2 storage.

Business Segments

Prior to the Transactions and Merger, we had two operating and reportable segments: OSI Inc. and GSS (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the Closing Date). The Transaction and Merger resulted in the creation of a third operating and reportable segment: Heritage AspenTech. Refer to “Business Overview” above for a description of the product and service offerings by each of the three business segments.

Recent Events

Over the course of fiscal year 2022, there was a normalization of transaction closing cycles and customer payment timing issues previously associated with the COVID 19 pandemic. However, there have been some immaterial unanticipated impacts from COVID-19 related lockdowns in China which began in late February 2022 and ended early August 2022, as well as continued volatility in oil price. We are continuing to assess the impact of these items, and the extent of their impact on our operational and financial performance going forward will depend on customer capital expenditure and operational expenditure budgetary cycles, which are informed by oil prices and environmental factors such as COVID-19, each of which are uncertain and cannot be predicted.

Russia’s invasion of Ukraine on February 24, 2022 and the ongoing military conflict between Ukraine and Russia have resulted in sanctions and other regulatory measures. While the conflict has not had a material impact on our financial results, we continue to evaluate the impact, of the various sanctions and export control measures imposed by the United States and other governments on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and Ukraine, and assess our operations for potential asset impairment.

On July 27, 2022, we announced that we entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the mining industry, from private equity firm Potentia Capital and other sellers for AUD$900 million in cash (approximately $623 million USD). We currently intend to finance the transaction through a combination of cash on hand and an unsecured bridge term loan in the amount of US$475 million, subject to customary limited conditions. The acquisition is expected to close in the fiscal second quarter of 2023, subject to receipt of regulatory approvals. In connection with the agreement to purchase Micromine, we also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price.

Key Components of Operations

Revenue

We generate revenue primarily from the following sources:

License and Solutions Revenue. We sell our software products to end users primarily under fixed term licenses, through a subscription offering by Heritage AspenTech and SSE. We also sell integrated solutions to our end users under perpetual software licenses along with professional services and hardware by OSI.

Maintenance Revenue. We provide customers technical support, software assurance patch management services and the right to receive any when-and-if available updates to software. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.

Services and Other Revenue. We provide training and professional services to our customers. Our professional services are focused on implementing our technology in order to improve customers’ plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis. We provide training services to our customers, including on-site, Internet-based and customized training.

 Cost of Revenue

Cost of License and Solutions. Our cost of license revenue consists of (i) royalties, (ii) amortization of capitalized software and intangible assets associated with developed technology, and (iii) distribution fees.

Cost of Maintenance. Our cost of maintenance revenue consists primarily of personnel-related costs of providing our customers technical support, software assurance patch management services and the right to receive any when-and-if available updates to software.

Cost of Services and Other. Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing our customers professional services and training.

Operating Expenses

Selling and Marketing Expenses. Selling expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to conduct market research to help us better understand our customers and their business needs, and expenses resulted from amortization of intangible assets associated with customer relationships and backlog.

Research and Development Expenses. Research and development expenses consist primarily of personnel expenses related to the creation of new software products, enhancements and engineering changes to existing products.

General and Administrative Expenses. General and administrative expenses include the personnel expenses of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees, amortization of intangible assets associated with certain purchased software, and the provision for bad debt on accounts receivable.

Restructuring Costs.    Restructuring costs were related to the undertaking of certain restructuring transactions in accordance with the restructuring plan attached to the Transaction Agreement to separate the OSI business and the SSE business from Emerson’s other business activities and consolidate such separated business under a holding company to be contributed to New AspenTech as part of the Contribution.

Other Income and Expenses

Interest Income (Expense). Interest income is recorded for financing components under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) or Topic 606. When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount. Interest income also includes interest earned on the Company’s receivable balances under the cash pooling arrangements and debt agreements with Emerson and on the interest-bearing cash balances held at the Company's designated financial institutions worldwide. Interest expense is primarily related to outstanding borrowings under our Amended and Restated Credit Agreement and the Company's payable balances under the cash pooling arrangements and debt agreements with Emerson.

Other (Expense) Income, Net. Other (expense) income, net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Provision for Income Taxes. Provision for income taxes is comprised of domestic and foreign taxes. We record interest and penalties related to income tax matters as a component of income tax expense. Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, settlements of tax audits and assessments and tax law changes. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ.

Change in Fiscal Year

On the Closing Date, the Company changed its fiscal year end from September 30 to June 30. As a result, the Company’s results of operations, cash flows, and all transactions impacting stockholders' equity presented in this Transition Report on Form 10-KT are for the nine months ended June 30, 2022 whereas its fiscal years 2021 and 2020 are for the twelve months ended September 30, 2021 and 2020 unless otherwise noted. As such, the Company’s fiscal year 2022, or fiscal 2022, refers to the period from October 1, 2021 to June 30, 2022. This Transition Report on Form 10-KT also includes unaudited consolidated and combined statements of operations and cash flows for the comparable stub period of October 1, 2020 to June 30, 2021; see Note 21, “Transition Period Comparative Data (unaudited)” for further information. The discussion below provides a comparison for (1) the nine-month transition period ended June 30, 2022 to the nine-month stub period ended June 30, 2021 and (2) our fiscal year ended September 30, 2021 to our fiscal year ended September 30, 2020. All information for the nine-month period ended June 30, 2021 is unaudited.

Key Business Metrics

Background

We utilize key business metrics to track and assess the performance of our business. We have identified the following set of appropriate business metrics in the context of our evolving business:

•Annual Contract Value

•Total Contract Value

•Bookings

We also use the following non-GAAP business metrics in addition to GAAP measures to track our business performance:

•Free cash flow

•Non-GAAP operating income
We also use Annual Spend as a business metric when referring to Heritage AspenTech.

We make these measures available to investors and none of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Annual Contract Value

Annual contract value (ACV) is an estimate of the annual value of our portfolio of term license and software maintenance and support (SMS) contracts, the annual value of SMS agreements purchased with perpetual licenses, and the annual value of standalone SMS agreements purchased with certain legacy term license agreements, which have become an immaterial part of our business

Comparing ACV for different dates can provide insight into the growth and retention rates of our recurring software business because ACV represents the estimated annual billings associated with our recurring license and maintenance agreements at any point in time. Management uses the ACV business metric to evaluate the growth and performance of our business as well as for planning and forecasting purposes. We believe that ACV is a useful business metric to investors as it provides insight into the growth component of our software business.

ACV generally increases as a result of new term license and SMS agreements with new or existing customers, renewals or modifications of existing term license agreements that result in higher license fees due to contractually-agreed price escalation or an increase in the number of tokens (units of software usage) or products licensed, or an increase in the value of licenses delivered.

ACV is adversely affected by term license and SMS agreements that are renewed at a lower entitlement level or not renewed, a decrease in the value of licenses delivered, and, to a lesser extent, by customer agreements that become inactive during the agreement’s term because, in our determination, amounts due (or which will become due) under the agreement are not collectible. As ACV is an estimate of annual billings, it will generally not include contracts with a term of less than one year. Because ACV represents all other active term software and SMS agreements, it may include amounts under agreements with customers that are delinquent in paying invoices, that are in bankruptcy proceedings, are subject to termination by the customer or where payment is otherwise in doubt.

As of June 30, 2022, customer agreements representing approximately 85% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies. We have not applied this methodology retroactively for OSI software amounts delivered prior to October 2020, but do not believe this to have a material impact on our reported ACV metric due to the high USD-denominated concentration of the OSI business. As of June 30, 2022, approximately 95% of OSI ACV was denominated in USD.

For term license agreements that contain professional services or other products and services, we have included in ACV the portion of the invoice allocable to the term license under Topic 606 rather than the portion of the invoice attributed to the license in the agreement. We believe that methodology more accurately allocates any discounts or premiums to the different elements of the agreement.

We estimate that the pro forma ACV of Heritage AspenTech, the OSI business and the SSE business grew by approximately 7.8% during 2022, from $733.8 million as of June 30, 2021 to $791.2 million as of June 30, 2022. We estimate that pro forma ACV grew by approximately 2.5% during 2021, from $716.2 million as of June 30, 2020 to $733.8 million as of June 30, 2021.

Total Contract Value

Total Contract Value (“TCV”) is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. The pro forma TCV of Heritage AspenTech, the OSI business and the SSE business was $3.2 billion and $3.0 billion as of June 30, 2022 and June 30, 2021, respectively.

Bookings

Bookings is the total value of customer term license and perpetual SMS contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses and SMS agreements are not yet deemed delivered, plus term license contracts and SMS agreements signed in a previous period for which the initial licenses are deemed delivered in the current period.

The pro forma bookings of Heritage AspenTech, the OSI business and the SSE business was $937.9 million during the twelve-month period ended June 30, 2022, compared to $906.7 million and $748.0 million during the twelve-month period ended June 30, 2021 and 2020, respectively. The change in bookings during the twelve-month periods ended June 30, 2022, 2021, and 2020 is related to the timing of renewals.

Free Cash Flow

We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives or to repay borrowings under the Amended and Restated Credit Agreement, and it is a basis for comparing our performance with that of our competitors. The presentation of free cash flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) payments for capitalized computer software costs, and (c) other nonrecurring items, such as acquisition related payments.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Nine-Month Period June 30,		Year Ended September 30,
	2022	2021	2021	2020
		(unaudited)
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$28,962	$63,987	$54,800	$15,205
Purchase of property, equipment, and leasehold improvements	(2,263)	(3,165)	(6,185)	(2,459)
Payments for capitalized computer software development costs	(508)	—	—	—
Acquisition and integration planning related fee payments	6,738	6,048	6,102	3,329
Free cash flow (non-GAAP)	$32,929	$66,870	$54,717	$16,075

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Total free cash flow decreased $33.9 million during the nine-month period ended June 30, 2022 as compared to the same period in prior fiscal year, primarily due to the Transaction. The Company recorded a discrete tax payment subsequent to the closing of the Transaction which resulted in nearly break-even free cash flow contributed from Heritage AspenTech during the nine-month period ended June 30, 2022 and unfavorable working capital from the OSI business and SSE business. For a more detailed description of these changes refer to “Liquidity and Capital Resources.”

Fiscal 2021 Compared to Fiscal 2020

Total free cash flow increased $38.6 million during fiscal 2021 as compared to the prior fiscal year primarily due to the OSI Inc. acquisition by Emerson. For a more detailed description of these changes refer to “Liquidity and Capital Resources.”

Non-GAAP Income from Operations

Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to income from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
GAAP income (loss) from operations	$36,157	$(46,555)	$(60,439)	$(18,060)	$82,712	(177.7)%	$(42,379)	234.7%
Plus:
Stock-based compensation	15,763	1,377	1,744	606	14,386	1,044.7%	$1,138	187.8%
Amortization of intangible assets	116,743	91,047	120,330	24,636	25,696	28.2%	$95,694	388.4%
Acquisition and integration planning related fees	3,749	6,048	6,102	3,329	(2,299)	(38.0)%	$2,773	83.3%
Non-GAAP income from operations	$172,412	$51,917	$67,737	$10,511	$120,495	232.1%	$57,226	544.4%

Annual Spend - Heritage AspenTech Only

Annual spend is an estimate of the annualized value of our portfolio of term license agreements, as of a specific date. Annual spend is calculated by summing the most recent annual invoice value of each of our active term license agreements. Annual spend also includes the annualized value of standalone SMS agreements purchased with certain legacy term license agreements, which have become an immaterial part of our business.

Comparing annual spend for different dates can provide insight into the growth and retention rates of our business, because annual spend represents the estimated annualized billings associated with our active term license agreements. Management utilizes the annual spend business metric to evaluate the growth and performance of our business as well as for planning and forecasting. In addition, our corporate and executive bonus programs are based in part on our success in meeting targets for growth in annual spend that are approved by our Board of Directors. We believe that annual spend is a useful business metric to investors as it provides insight into the growth component of our term licenses and to how management evaluates and forecasts the results of the business.

Annual spend increases as a result of new term license agreements with new or existing customers, renewals or modifications of existing term license agreements that result in higher license fees due to contractually-agreed price escalation or an increase in the number of tokens (units of software usage) or products licensed, and escalation of annual payments in our active term license agreements.

Annual spend is adversely affected by term license and standalone SMS agreements that are renewed at a lower entitlement level or not renewed and, to a lesser extent, by customer agreements that become inactive during the agreement’s term because, in our determination, amounts due (or which will become due) under the agreement are not collectible. Because the annual spend calculation includes all of our active term license agreements, the reported balance may include agreements with customers that are delinquent in paying invoices, that are in bankruptcy proceedings, or where payment is otherwise in doubt.

As of June 30, 2022, approximately 85% of our term license agreements (by value) from Heritage AspenTech are denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

For term license agreements that contain professional services or other products and services, we have included in the annual spend calculation the portion of the invoice allocable to the term license under Topic 606 rather than the portion of the invoice attributed to the license in the agreement. We believe that methodology more accurately allocates any discounts or premiums to the different elements of the agreement. We have not applied this methodology retroactively for agreements entered into in prior fiscal years.

We estimate that annual spend of Heritage AspenTech grew by approximately 8.5% during fiscal 2022, from $621.3 million as of June 30, 2021 to $673.9 million as of June 30, 2022. We estimated that annual spend of Heritage AspenTech grew by approximately 4.8% during fiscal 2021, from $593.1 million as of June 30, 2020 to $621.3 million as of June 30, 2021.

Results of Operations

The following table sets forth the results of operations, percentage of total revenue and the period-over-period percentage change in certain financial data for the nine-month period ended June 30, 2022 and 2021, and the twelve months ended September 30, 2021 and 2020.

	Nine-Month Period Ended June 30,				Year Ended September 30,				Nine-Month Period 2022 Compared to Nine-Month Period 2021%	2021 Compared to 2020%
	2022		2021		2021		2020
			(unaudited)
	(Dollars in Thousands)
Revenue:
License and solutions	$278,589	68.7%	$136,699	61.1%	$180,914	60.2%	$42,038	32.2%	103.8%	330.4%
Maintenance	103,786	25.6	68,027	30.4	92,562	30.8	65,591	50.3	52.6	41.1
Services and other	22,921	5.7	18,899	8.5	27,164	9.0	22,866	17.5	21.3	18.8
Total revenue	405,296	100.0	223,625	100.0	300,640	100.0	130,495	100.0	81.2	130.4
Cost of revenue:
License and solutions	125,258	30.9	90,793	40.6	125,181	41.6	17,462	13.4	38.0	616.9
Maintenance	15,030	3.7	14,376	6.4	18,610	6.2	16,092	12.3	4.5	15.6
Services and other	16,108	4.0	14,321	6.4	19,219	6.4	17,336	13.3	12.5	10.9
Total cost of revenue	156,396	38.6	119,490	53.4	163,010	54.2	50,890	39.0	30.9	220.3
Gross profit	248,900	61.4	104,135	46.6	137,630	45.8	79,605	61.0	139.0	72.9
Operating expenses:
Selling and marketing	108,463	26.8	78,311	35.0	103,311	34.4	32,876	25.2	38.5	214.2
Research and development	64,285	15.9	44,091	19.7	59,646	19.8	36,842	28.2	45.8	61.9
General and administrative	39,878	9.8	26,021	11.6	32,638	10.9	21,717	16.6	53.3	50.3
Restructuring costs	117	—	2,267	1.0	2,474	0.8	6,230	4.8	(94.8)	(60.3)
Total operating expenses	212,743	52.5	150,690	67.3	198,069	65.9	97,665	74.8	41.2	102.8
Income (loss) from operations	36,157	8.9	(46,555)	(20.8)	(60,439)	(20.1)	(18,060)	(13.8)	(177.7)	234.7
Other income (expense), net	310	0.1	(4,000)	(1.8)	(5,359)	(1.8)	(4,335)	(3.3)	(107.8)	23.6
Interest income (expense), net	3,494	0.9	157	0.1	(115)	—	(50)	—	2,125.5	130.0
Income (loss) before provision for income taxes	39,961	9.9	(50,398)	(19.1)	(65,913)	(21.9)	(22,445)	(17.1)	(179.3)	193.7
(Benefit) for income taxes	(13,185)	(3.3)	(40,992)	(18.3)	(45,305)	(15.1)	(2,128)	(1.6)	(67.8)	2,029.0
Net income (loss)	$53,146	13.2%	$(9,406)	(0.8)%	$(20,608)	(6.8)%	$(20,317)	(15.5)%	(665.0)%	1.4%

Revenue

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Total revenue for the nine-month period ended June 30, 2022 was $405.3 million, an increase of $181.7 million, or 81.2% compared with the nine-month period ended June 30, 2021. The increase reflected the Transaction which contributed $173.8 million of revenue during the nine-month period ended June 30, 2022.

Fiscal 2021 Compared to Fiscal 2020

Total revenue for fiscal 2021 was $300.6 million, an increase of $170.1 million, or 130% compared with fiscal 2020. The increase was due to the OSI Inc. acquisition by Emerson, which contributed $173.3 million of revenue during fiscal 2021.

License and Solutions Revenue

License and solutions revenue includes primarily term software licenses sold by Heritage AspenTech and SSE and integrated solutions sold by OSI Inc. License and solutions revenue changes are due to sales to new customers or the loss of existing customers, the timing of multi-year term license renewals, new offerings to existing customers, and the timing of progress on integrated solutions.

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
License and solutions revenue	$278,589	$136,699	$180,914	$42,038	$141,890	103.8%	$138,876	330.4%
As a percent of total revenue	68.7%	61.1%	60.2%	32.2%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

The increase in license and solutions revenue of $141.9 million, during nine-month period ended June 30, 2022 as compared to the same period in prior fiscal year, was largely due to the Heritage AspenTech acquisition, which contributed $144.7 million of revenue. Software license and solutions revenue from OSI increased by $8.0 million, which was primarily driven by an increase in sales of perpetual licenses during the nine-month period ended June 30, 2022, while software license revenue from SSE decreased by $10.8 million due to lower bookings for both perpetual and term licenses during the same period.

Fiscal 2021 Compared to Fiscal 2020

The increase in license and solutions revenue of $138.9 million during fiscal 2021 as compared to the prior fiscal year was largely due to the OSI Inc. acquisition, which contributed $134.8 million, while software license and solutions revenue from SSE increased by $4.1 million due to the timing of multi-year contract renewals.

Maintenance Revenue

Maintenance revenue includes technical support, software assurance patch management services and the right to receive any when-and-if available updates to software. Maintenance revenue changes as a result of adding new term or perpetual software license customers, the timing of maintenance renewals for existing perpetual software license customers, the scope of maintenance offerings customers subscribe to, and the escalation of annual payments.

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Maintenance revenue	$103,786	$68,027	$92,562	$65,591	$35,759	52.6%	$26,971	41.1%
As a percent of total revenue	25.6%	30.4%	30.8%	50.3%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

The increase in maintenance revenue of $35.8 million, during nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year, was largely due to the Heritage AspenTech acquisition, which contributed $25.3 million. Maintenance revenue from OSI increased by $8.4 million due to the completion and timing of certain integrated solution projects and the timing of annual payments escalation, while maintenance revenue from SSE increased by $2.1 million primarily attributable to the timing of existing customers’ maintenance renewals.

Fiscal 2021 Compared to Fiscal 2020

The increase in maintenance revenue of $27.0 million, during fiscal 2021 as compared to the prior fiscal year, was primarily due to the OSI Inc. acquisition, which contributed $31.8 million, partially offset by a $4.8 million decrease by SSE due to certain customers not renewing maintenance or renewing with a lower scope.

Services and Other Revenue

Services and other revenue includes professional services that are not considered part of an integrated software, in addition to training services. Time-and-materials contracts are based upon hours worked and contractually agreed-upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost.

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Services and other revenue	$22,921	$18,899	$27,164	$22,866	$4,022	21.3%	$4,298	18.8%
As a percent of total revenue	5.7%	8.5%	9.0%	17.5%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Services and other revenue increased by $4.0 million, during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year, primarily due to the Transaction, which contributed $3.8 million. Services and other revenue from OSI increased by $1.5 million reflecting an increase in training and staff augmentation services, partially offset by a decrease of $1.3 million in services and other revenue reflected a reduction in revenue from geoscience services including customers in Russia.

Fiscal 2021 Compared to Fiscal 2020

Services and other revenue increased by $4.3 million, during fiscal 2021 as compared to the prior fiscal year, primarily due to the OSI Inc. acquisition, which contributed $6.7 million. This was, partially offset by a $2.4 million decrease from SSE, primarily due to the termination of a relationship with a major customer in fiscal 2020 reflecting a $3.9 million reduction.

Cost of Revenue

Cost of License and Solutions Revenue

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Cost of license revenue	$125,258	$90,793	$125,181	$17,462	$34,465	38.0%	$107,719	616.9%
As a percent of license revenue	45.0%	66.4%	69.2%	41.5%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Cost of license revenue increased by $34.5 million, during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year. The Transaction contributed $17.2 million to the increase. OSI had an increase of $16.4 million in cost of license revenue due to increased compensation expenses, completion and timing of certain integrated solution projects, and higher facility costs. License gross profit margin was 55.0% for the nine-month period ended June 30, 2022, compared to 33.6% for the same period in fiscal 2021. The improvement on gross profit margin in fiscal 2022 was attributable to the Heritage AspenTech acquisition, which contributed a higher gross profit margin on a weighted average basis as compared to the prior fiscal year.

Fiscal 2021 Compared to Fiscal 2020

Cost of license and solutions revenue increased by $107.7 million, during fiscal 2021 as compared to the prior fiscal year. The increase was due to the OSI Inc. acquisition, which contributed $108.0 million and included $38.6 million of amortization of intangible assets. License and solutions gross profit margin was 30.8% in fiscal 2021, a decrease of 27.7 percentage points compared to 58.5% in the prior year, primarily due to the increase in amortization of intangible assets related to the OSI Inc. acquisition.

Cost of Maintenance Revenue

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Cost of maintenance revenue	$15,030	$14,376	$18,610	$16,092	$654	4.5%	$2,518	15.6%
As a percent of maintenance revenue	14.5%	21.1%	20.1%	24.5%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Cost of maintenance revenue remained relatively consistent, during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year, which was primarily due to the Heritage AspenTech acquisition which contributed $2.7 million. This was offset by a $1.4 million decrease in cost of maintenance revenue from SSE due to reduced compensation expenses resulting from prior restructuring and a $0.6 million decrease in cost of maintenance revenue from OSI due to attrition. Maintenance gross profit margin was 85.5% during the nine-month period ended June 30, 2022, compared to 78.9% for the same period in fiscal 2021.

Fiscal 2021 Compared to Fiscal 2020

Cost of maintenance revenue increased by $2.5 million for fiscal 2021 compared to the prior year. The increase was due to the OSI Inc. acquisition which contributed $3.6 million, while cost of maintenance revenue from SSE decreased by $1.1 million. Maintenance gross profit margin was 79.9% in fiscal 2021 and was relatively consistent with 2020.

Cost of Services and Other Revenue

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Cost of services and other revenue	$16,108	$14,321	$19,219	$17,336	$1,787	12.5%	$1,883	10.9%
As a percent of services and other revenue	70.3%	75.8%	70.8%	75.8%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Cost of services and other revenue remained relatively consistent and only increased by $1.8 million, during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year which is primarily due to the Transaction which contributed $3.8 million. This was partially offset by a decrease of $1.0 million in cost of services and other from SSE and a decrease of $0.9 million from OSI. Service and other revenue gross profit margin was 70.3% for the nine-month period ended June 30, 2022 and 75.8% for the same period in fiscal 2021.

Fiscal 2021 Compared to Fiscal 2020

Cost of services and other revenue increased by $1.9 million during fiscal 2021 as compared to the prior fiscal year, primarily due to an increase of $3.8 million contributed from the OSI Inc. acquisition. Services and other gross profit margin was 29.2% in fiscal 2021, an increase of 5.0 percentage points compared to the prior year, reflecting the impact of the OSI Inc. acquisition.

Gross Profit

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Gross profit	$248,900	$104,135	$137,630	$79,605	$144,765	139.0%	$58,025	72.9%
As a percent of total revenue	61.4%	46.6%	45.8%	61.0%

For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License and Solutions Revenue,” “Cost of Maintenance Revenue,” and “Cost of Services and Other Revenue” sections above.

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Gross profit increased by $144.8 million during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year. Gross profit margin increased to 61.4% during the nine-month period ended June 30, 2022 compared to 46.6% in the same period in fiscal 2021 primarily due to the Transaction.

Fiscal 2021 Compared to Fiscal 2020

Gross profit was $137.6 million in fiscal 2021, an increase of $58.0 million, while gross profit margin decreased 15.2 percentage points to 45.8%. These changes largely related to the OSI Inc. acquisition, which resulted in $38.6 million of amortization of intangible assets.

Operating Expenses

Selling and Marketing Expense

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Selling and marketing expense	$108,463	$78,311	$103,311	$32,876	$30,152	38.5%	$70,435	214.2%
As a percent of total revenue	26.8%	35.0%	34.4%	25.2%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Selling and marketing expenses were $108.5 million for the nine-month period ended June 30, 2022, an increase of $30.2 million as compared to the same period in the prior fiscal year. The increase was largely attributable to the Heritage AspenTech acquisition, which contributed $52.6 million of expenses primarily related to amortization of intangible assets of $49.0 million. This was partially offset by a decrease of $22.9 million in selling and marketing expenses from OSI due to certain intangible assets that were fully amortized in fiscal 2021.

Fiscal 2021 Compared to Fiscal 2020

Selling and marketing expenses were $103.3 million in fiscal 2021, an increase of $70.4 million compared with 2020. The OSI Inc. acquisition resulted in $74.0 million of additional selling and marketing expenses primarily related to the amortization of intangible assets of $58.3 million, while SSE expenses declined by $3.6 million due to headcount reductions that were initiated in the second half of fiscal 2020 in response to COVID-19, as well as lower travel-related costs.

Research and Development Expense

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Research and development expense	$64,285	$44,091	$59,646	$36,842	$20,194	45.8%	$22,804	61.9%
As a percent of total revenue	15.9%	19.7%	19.8%	28.2%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Research and development expenses were $64.3 million for the nine months ended June 30, 2022, an increase of $20.2 million as compared to the same period in the prior fiscal year. The increase was largely due to the Heritage AspenTech acquisition, which contributed $16.0 million, and an increase of $4.7 million in research and development expenses from OSI as a result of higher headcount.

Fiscal 2021 Compared to Fiscal 2020

Research and development expenses were $59.6 million in fiscal 2021, an increase of $22.8 million compared with 2020. The OSI Inc. acquisition resulted in $29.2 million of additional research and development expense, while SSE expense declined by $6.4 million, reflecting headcount reductions which were initiated in 2020 due to the negative impacts from COVID-19.

General and Administrative Expense

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
General and administrative expense	$39,878	$26,021	$32,638	$21,717	$13,857	53.3%	$10,921	50.3%
As a percent of total revenue	9.8%	11.6%	10.9%	16.6%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

The increase of $13.9 million in general and administrative expenses, during the nine-month period ended June 30, 2022 as compared to the same period in the prior fiscal year was primarily related to the Heritage AspenTech acquisition, which contributed $18.0 million, partially offset by a $5.8 million decrease in SSE general and administrative expenses due to reduced acquisition costs associated with OSI Inc. acquisition.

Fiscal 2021 Compared to Fiscal 2020

General and administrative expenses were $32.6 million during fiscal 2021, an increase of $10.9 million compared with 2020. The OSI Inc. acquisition resulted in $11.8 million of additional general and administrative expenses. SSE expenses decreased by $0.9 million, reflecting headcount reductions, which began in the second half of fiscal 2020 in response to COVID-19, and lower travel-related costs, partially offset by higher transaction costs which increased $2.8 million.

Restructuring Costs

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Restructuring costs	$117	$2,267	$2,474	$6,230	$(2,150)	(94.8)%	$(3,756)	(60.3)%
As a percent of total revenue	—%	1.0%	0.8%	4.8%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Restructuring costs were $0.1 million during the nine-month period ended June 30, 2022, a decrease of $2.2 million compared with the same period in fiscal 2021, which was primarily attributable to higher severance costs in the nine-month period ended June 30, 2021 related to SSE headcount reductions initiated in response to the negative effects of COVID-19.

Fiscal 2021 Compared to Fiscal 2020

Restructuring costs were $2.5 million in 2021, a decrease of $3.8 million compared with 2020. The OSI Inc. acquisition resulted in $0.7 million of additional restructuring costs, while SSE expenses declined by $4.4 million, as actions were implemented in fiscal 2020 in response to COVID-19.

Non-Operating Income (Expense)

Other Income (Expense), Net

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Other income (expense), net	$310	$(4,000)	$(5,359)	$(4,335)	$4,310	(107.8)%	$(1,024)	23.6%
As a percent of total revenue	0.1%	(1.8)%	(1.8)%	(3.3)%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Other income (expense), net was $0.3 million for the nine-month period ended June 30, 2022, an increase of $4.3 million compared to the same period in fiscal 2021. This increase was primarily related to higher foreign currency transaction gains from SSE of $3.6 million, higher foreign currency transaction gains of $1.5 million resulting from the Heritage AspenTech acquisition, partially offset by the lower foreign currency transaction gains of $1.1 million from OSI.

Fiscal 2021 Compared to Fiscal 2020

Other income (expense), net was $5.4 million in 2021, an increase of $1.0 million compared with 2020, reflecting higher foreign currency transaction losses of $0.3 million related to OSI Inc. and $0.3 million related to SSE.

Interest Income (Expense), Net

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
Interest income (expense), net	$3,494	$157	$(115)	$(50)	$3,337	2,125.5%	$(65)	130.0%
As a percent of total revenue	0.9%	0.1%	—%	—%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

Interest income (expense), net was $3.5 million for the nine-month period ended June 30, 2022, an increase of $3.3 million as compared to the same period in fiscal 2021. The increase was largely attributable to the Heritage AspenTech acquisition, which contributed $3.5 million resulting from interest income earned on the company’s long-term term revenue contracts.

Fiscal 2021 Compared to Fiscal 2020

Interest income remained consistent during fiscal 2021 as compared to the prior fiscal year.

Provision (Benefit) for Income Taxes

For the periods prior to the Transaction, our consolidated and combined financial statements reflect income tax expense (benefit) computed on a separate company basis, as if operating as a standalone entity or a separate consolidated group in each material jurisdiction in which we operate. Our consolidated and combined financial statements for the periods prior to the Transaction also reflect certain deferred tax assets and liabilities and income taxes payable based on this approach that did not transfer to us upon the separation, as the underlying tax attributes were used by Emerson or retained by Emerson. As a result of potential changes to our business model and the fact that certain deferred tax assets and liabilities and income taxes payable did not transfer to us, income tax expense (benefit) included in the consolidated and combined financial statements may not be indicative of our future expected tax rate.

	Nine-Month Period Ended June 30,		Year Ended September 30,		Nine-Month Period 2022 Compared to Nine-Month Period 2021		2021 Compared to 2020
	2022	2021	2021	2020	$	%	$	%
		(unaudited)
	(Dollars in Thousands)
(Benefit) for income taxes	$(13,185)	$(40,992)	$(45,305)	$(2,128)	$27,807	(67.8)%	$(43,177)	2,029.0%
Effective tax rate	(33.0)%	(81.3)%	(68.7)%	(9.5)%

Nine-Month Period Ended June 30, 2022 Compared to Nine-Month Period Ended June 30, 2021

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate was (33.0)% and (81.3)% for the nine-month period ended June 30, 2022 and June 30, 2021, respectively.

We recognized income tax benefits of $(13.2) million for the nine-month period ended June 30, 2022 compared to $(41.0) million for the nine-month period ended June 30, 2021. Our tax benefits for the nine-month period ended June 30, 2022 was favorably impacted primarily by the Foreign-Derived Intangible Income (“FDII”) deduction, the benefit from the remeasurement of state deferred taxes related to the Transaction, tax credits, and the release of the uncertain tax position due to the statute expiration, offset by the valuation allowance on certain jurisdictions. The tax benefits for the nine-month period ended June 30, 2021 was favorably impacted primarily by the change in valuation allowance and the resolution of uncertain tax benefits in the period. The acquisition of OSI Inc. during the nine-month period ended June 30, 2021 changed the assessment as to the recoverability of certain U.S. deferred tax assets such that they became realizable, and, accordingly, associated valuation allowance was reversed.

As of June 30, 2022, we maintained a valuation allowance in the U.S primarily for certain deferred tax assets related to the investment in a joint venture and on state research and development (R&D) credits. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards and other deferred tax assets because it is more likely than not that a benefit will not be realized. As of June 30, 2022 our total valuation allowance was $24.1 million.

Fiscal 2021 Compared to Fiscal 2020

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate was (68.7)% and (9.5)% during fiscal 2021 and 2020, respectively.

We recognized income tax benefits of $(45.3) million during fiscal 2021 compared to $(2.1) million during fiscal 2020. The increased income tax benefit in fiscal 2021 was due to the OSI Inc. acquisition, which allowed for the reversal of the valuation allowance for certain U.S. deferred tax assets of almost $28 million, and also due to the resolution of uncertain tax benefits which increased the income tax benefit in both fiscal 2021 and 2020.

As of September 30, 2021, we maintained a valuation allowance in the U.S. primarily for federal foreign tax credits. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards because it is more likely than not that a benefit will not be realized. As of September 2021 our total valuation allowance was $14.6 million.

Liquidity and Capital Resources

Resources

As of June 30, 2022 and September 30, 2021, our principal sources of liquidity consisted of $449.7 million and $25.7 million in cash and cash equivalents, respectively.

We believe our existing cash on hand and cash flows generated by operations are sufficient for at least the next 12 months to meet our operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purposes is required beyond existing resources and our Amended and Restated Credit Agreement described below, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Credit Agreement

On May 16, 2022, New AspenTech and certain of its subsidiaries entered into a Borrower Assignment and Accession Agreement (the "Borrower Assignment and Accession Agreement") relating to the Amended and Restated Credit Agreement dated December 23, 2019, as amended from time to time, among Heritage AspenTech, the other loan parties from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as previously amended, the “Credit Agreement”).

The Borrower Assignment and Accession Agreement was entered into in connection with the Transactions. Pursuant to the Borrower Assignment and Accession Agreement, among other things, Heritage AspenTech assigned all of its obligations under the Credit Agreement and related documents to New AspenTech and New AspenTech became the borrower and a loan party under the Credit Agreement. In connection with the Borrower Assignment and Accession Agreement certain subsidiaries acquired in connection with the Transactions also were joined as guarantors and loan parties under the Credit Agreement.

The Credit Agreement, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The indebtedness under the revolving credit facility matures on December 23, 2024. Prior to the maturity of the revolving credit facility under the Credit Agreement, any amounts borrowed under the facility may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty.

As of June 30, 2022, our current borrowings of $28.0 million consist of the term loan facility. Our non-current borrowings of $245.6 million consist of $248.0 million of our term loan facility, net of $2.4 million in debt issuance costs.

For a more detailed description of the Amended and Restated Credit Agreement, refer to Note 13, “Credit Agreement,” to our audited consolidated and combined financial statements.

Cash Flows

The following table summarizes our cash flow activities for the periods indicated:

	Nine-Month Period Ended June 30,		Year Ended September 30,
	2022	2021	2021	2020
		(unaudited)
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$28,962	$63,987	$54,800	$15,205
Investing activities	(5,575,188)	(1,591,025)	(1,594,982)	(2,456)
Financing activities	5,968,821	1,536,341	1,551,537	(17,874)
Effect of exchange rates on cash and cash equivalents	1,417	(143)	(141)	(551)
Increase (decrease) in cash and cash equivalents	$424,012	$9,160	$11,214	$(5,676)

Operating Activities

Our primary source of cash is from term and perpetual software license sales, maintenance renewals, and to a lesser extent from professional services and training.

Operating cash flow for the nine-month period ended June 30, 2022 was $29.0 million, a $35.0 million or 54.7% decrease compared to the same period in 2021, and was primarily due to the Heritage AspenTech acquisition, which contributed a negative $7.0 million as the result of recording a discrete tax payment subsequent to the closing of the Transaction. Operating cash flow for 2021 was $54.8 million, a $40.2 million or 275% increase compared with 2020, and was primarily due to the OSI Inc. acquisition in fiscal 2021.

Investing Activities

Cash outflows from investing activities were $5,576.4 million, $1,595.0 million, and $2.5 million for the years ended June 30, 2022, September 30, 2021, and September 30, 2020, respectively. The significant outflows in 2022 were due to the payments made to acquire Heritage AspenTech offset by acquired cash and cash equivalents. The significant outflows in 2021 were due to payments made to acquire OSI Inc. offset by acquired cash and cash equivalents.

Financing Activities

Cash flows provided by (used in) financing activities were $5,970.0 million, $1,551.5 million, and $(17.3) million for the nine-month period ended June 30, 2022, and twelve-month period ended September 30, 2021, and September 30, 2020, respectively. As stated previously, these primarily represent changes in the cash pool balance accounts in the OSI’s business and the SSE's business cash pooling arrangement with Emerson. The significant cash inflows in fiscal 2022 and 2021, respectively, were primarily due to the cash fundings from Emerson to the OSI business and the SSE business in order to close the Heritage AspenTech acquisition and the OSI Inc. acquisition.

Contractual Obligations and Requirements

Our contractual obligations, which consisted of borrowings, interest, and fees under our Amended and Restated Credit Agreement, operating lease commitments for our headquarters and other facilities, royalty obligations, equity method investments, deferred acquisition payments, and standby letters of credit and other obligations, were as follows as of June 30, 2022:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Cash Obligations:
Credit agreement (1)	$293,045	$35,391	$257,654	$—	$—
Operating leases (2)	92,169	16,560	25,063	13,012	37,534
Royalty obligations	7,076	3,114	3,065	723	174
Equity method investments	1,388	1,388	—	—	—
Deferred acquisition payments	3,852	3,852	—	—	—
Other purchase obligations	32,569	29,129	3,440	—	—
Total contractual cash obligations	$430,099	$89,434	$289,222	$13,735	$37,708
Other Commercial Commitments:
Standby letters of credit	$2,542	$922	$343	$1,277	$—
Total commercial commitments	$432,641	$90,356	$289,565	$15,012	$37,708

(1)The $293.0 million of contractual obligations related to our Amended and Restated Credit Agreement includes $276.0 million in outstanding borrowings under our term loan facility, and $17.0 million of interest expense and commitment fees as of June 30, 2022.
(2)The $92.2 million of contractual obligations includes rent and fixed fees for all of our operating leases, including those not recognized on the balance sheet.

We are not currently a party to any other material purchase contracts related to future capital expenditures. We do expect our investment in capital expenditures to increase in the next 12 months as a result of the Heritage AspenTech acquisition and associated integration activities.

The standby letters of credit were issued by Silicon Valley Bank in the United States and secure our performance on professional services contracts and certain facility leases.

The above table does not reflect a liability for uncertain tax positions of $6.7 million as of June 30, 2022. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates and Judgments

Our consolidated and combined financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The most significant areas where management judgments and estimates impact the primary consolidated and combined financial statements are described below. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information on our significant accounting policies, refer to Note 2, “Significant Accounting Policies,” to our Consolidated and Combined Financial Statements.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled to. We evaluate our contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied, and control has transferred to the customer.

We disaggregate our revenue into three categories: (i) license and solutions, (ii) maintenance and (iii) services and other.

License and solutions

License and solutions revenue is primarily derived from term software licenses sold by the Heritage AspenTech and SSE segments, and perpetual software licenses, along with professional services, sold by the OSI segment. See Note 20, "Segment and Geographic Information," for additional information about our revenues disaggregated by region, type of performance obligation, and segment.

Term software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term.

OSI perpetual software licenses are primarily sold with professional services and hardware to form an integrated solution for the customer. Maintenance is also sold with the integrated solution but is accounted for as a separate performance obligation (see below). The professional services and hardware sold with the perpetual license significantly customize the underlying functionality and usability of the software. As such, neither the license, hardware, nor professional services are considered distinct within the context of the contract and are therefore considered a single performance obligation. Because the integrated solution has no alternative use to us and we have an enforceable right to payment, revenue is recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. Revenue recognition related to the integrated solution ends once implementation is complete. In limited circumstances, OSI sells perpetual software licenses on a stand-alone basis and recognizes revenue on those sales on a point in time basis.

Maintenance

Maintenance is derived from all three segments and consists of software maintenance, recognized ratably over the maintenance term.

Software maintenance revenue includes technical support, software assurance patch management services and the right to receive any when-and-if available updates to the software. For term software licenses, maintenance is included with the license. For perpetual software licenses, maintenance is initially sold with the license and subsequently sold separately, both primarily on an annual basis. Software maintenance does not significantly modify or otherwise depend on other performance obligations within the contracts and therefore is accounted for as a separate performance obligation. Software maintenance revenue is recognized ratably over the maintenance term. For maintenance sold with the integrated solution, the maintenance term begins once implementation is complete.

Services and other

All segments offer services, which consist of professional services and training.

Professional service revenue, not considered part of an integrated software solution, is provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligation. Professional service revenue is recognized by measuring progress toward the completion of our obligations. We recognize professional services revenue for our T&M contracts based upon hours worked at contractually agreed-upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost. The use of the proportional performance method depends on our ability to reliably estimate the costs to complete a project. Historical experience is used as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

Training services provided to customers include on-site internet-based and customized training. These services are considered separate performance obligations as they do not significantly modify, integrate or otherwise depend on other performance obligations included in a contract. Revenue is recognized as the customer consumes the benefits of the services we provide.

Contracts with Multiple Performance Obligations

We allocate total contract consideration to each distinct performance obligation in an arrangement on a relative standalone selling price basis. The standalone selling price reflects the price that would be charged for a specific product or service if it was sold separately in similar circumstances and to similar customers.

When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.

When available, we use directly observable transactions to determine the standalone selling prices for performance obligations. If directly observable data is not available when software licenses are sold together with software maintenance in a bundled arrangement, we estimate a standalone selling price for these distinct performance obligations using relevant information, including our overall pricing objectives and strategies, historical pricing data, market consideration and other factors.

Contract Modifications

We sometimes enter into agreements to modify previously executed contracts, which constitute contract modifications. We assess each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the standalone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both requirements is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract or (ii) a cumulative catch-up basis.

Contract Assets and Contract Liabilities

Payment terms and conditions vary by contract type. Terms generally include a requirement of payment annually over the term of the license arrangement. During the majority of each customer contract term, the amount invoiced is generally less than the amount of revenue recognized to date, primarily because we transfer control of the performance obligation related to the software license at the inception of the contract term, and the allocation of contract consideration to the license performance obligation is a significant portion of the total contract consideration. Therefore, our contracts often result in the recording of a contract asset throughout the majority of the contract term. We record a contract asset when revenue recognized on a contract exceeds the billings.

We record accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is not yet recognizable and we have a right to invoice or have received consideration, a contract liability is recorded to defer the revenue until recognition is appropriate. If revenue is recognizable in advance of the right to invoice, and the right to consideration is conditional on something other than the passage of time, a contract asset is recorded until invoicing occurs.

We defer unearned maintenance and service revenue when it has the right to invoice, with recognition of the revenue recognized over the support period. We classify unearned maintenance and service revenue as a current liability on the balance sheet if the related revenue is expected to be realized within 12 months. The remaining unearned maintenance and service revenue is classified as long-term.

Payment Terms

We generally receive payment from a customer after the performance obligation related to the term license has been satisfied, and therefore, our contracts with terms greater than a year generally contain a significant financing component. The significant financing component is calculated utilizing an interest rate that derives the net present value of the performance obligations delivered on an upfront basis based on the allocation of consideration. We have instituted a customer portfolio approach in assigning interest rates. The rates are determined at contract inception and are based on the credit characteristics of the customers within each portfolio.

Perpetual software licenses, sold along with professional services and hardware as an integrated solution, generally require payments from the customer aligned with progress milestones in the contract. Payment terms on invoiced amounts are typically net 30 days. The Company does not offer return rights for its products and services in the ordinary course of business, and contracts generally do not include customer acceptance clauses.

Goodwill and Other Intangibles Impairment Testing

Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. During the nine-month period ended June 30, 2022, we voluntarily changed the date of our annual goodwill impairment test from last day of September to the last day of May due to the Transaction and subsequent change in our fiscal year-end. We test goodwill between tests if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. An impairment charge would be recorded for the amount by which the carrying value of the reporting unit exceeds the estimated fair value. Estimated fair values are developed primarily under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. No goodwill impairment was recorded for any of the periods presented.

With the exception of certain trade names, all of our identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as patented and unpatented technology and trademarks, customer relationships and capitalized software. Identifiable intangible assets are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable.

Valuation of Assets and Liabilities Acquired in a Business Combination

The accounting for a business combination requires the excess of the purchase price for an acquisition over the net book value of assets acquired to be allocated to identifiable assets, including intangible assets. We engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets related to the acquisitions of Heritage AspenTech and OSI. This included the use of certain assumptions and estimates, including the projected revenue for the customer relationship and developed technology intangible asset and the obsolescence rate for the developed technology intangible asset. Although we believe the assumptions and estimates to be reasonable and appropriate, they require judgement and are based on experience and historical information obtained from Heritage AspenTech and OSI.

Recent Accounting Pronouncements

Refer to Note 2 (p) “New Accounting Pronouncements Adopted in Fiscal 2022 and 2021” and Note 2 (q) “Recently Issued Accounting Pronouncements,” to our Consolidated and Combined Financial Statements for information about recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts.

Foreign Currency Risk

During fiscal 2022 and 2021, approximately 17% and 15% of our total revenue, respectively, was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2022 and fiscal 2021. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, Norwegian Krone, and Russian Ruble.

During fiscal 2022 and fiscal 2021, we recorded net foreign currency losses of $(0.3) million and $5.5 million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated and combined results of operations by approximately $6.0 million and $6.0 million for fiscal 2022 and 2021, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investments and interest rates at June 30, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investments determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of June 30, 2022, our current and non-current borrowings of $28.0 million and $245.6 million, respectively, consist of the term loan facility under the Amended and Restated Credit Agreement. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

The Company owns an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.5 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.5 million) commitment. To date, payments to the partnership totaled 2.3 million CAD ($1.8 million) and represents the fair value of our investment as of June 30, 2022. The investment is recorded in non-current assets in our consolidated and combined balance sheet.

Item 8.    Financial Statements and Supplementary Data.
The following consolidated and combined financial statements specified by this Item, together with the report thereon of KPMG LLP, are presented following Item 15 of this Transition Report on Form 10-KT:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020
Consolidated and Combined Statements of Comprehensive Income for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020
Consolidated and Combined Balance Sheets as of June 30, 2022 and September 30, 2021
Consolidated and Combined Statements of Stockholders’ Equity for the nine-month period ended June 30, 2022 and fiscal years September 30, 2021 and 2020
Consolidated and Combined Statements of Cash Flows for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020
Notes to Consolidated and Combined Financial Statements

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, as amended, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Transition Report on Form 10-KT does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation Efforts of Previously Disclosed Material Weakness

As previously disclosed in the report on Form S-4 filed by Aspen Technology Inc. on April 14, 2022, the combined company of the OSI business and the SSE business (the "Industrial Software Business") identified a material weakness in its internal control over financial reporting. In connection with the preparation and audit of the Industrial Software Business financial statements for the three years ended September 30, 2021, control deficiencies primarily related to revenue recognition were identified. Specifically, the Industrial Software Business did not have effective controls in place at two locations to review the accounting for significant new revenue contracts, which resulted in audit adjustments that reduced 2021 revenue by $4.9 million, and management had identified deficiencies in the design of information system program change controls over certain reports utilized in the determination of revenue recognition at OSI Inc. The combination of those deficiencies was deemed by management to be a material weakness in internal control over financial reporting.

In response to the material weakness, subsequent to the year ended September 30, 2021, the Industrial Software Business has implemented focused reviews of new revenue contracts at the corporate level to assess the accounting for those contracts. Additionally, revenue recognition training has been conducted. Management has also designed and implemented information system program change controls over the relevant reports.

Remediation efforts have been completed by management and applicable controls have operated for a sufficient period of time. Management concluded, through testing, that these controls are operating effectively. As a result, management concluded that the prior year’s material weakness in Industrial Software Business internal control over financial reporting had been remediated as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts of the previously identified material weakness discussed above, there were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not applicable

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.

Certain information required under this Item 10 will appear under the sections entitled “Executive Officers of the Registrant,” “Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required under this Item 12 will appear under the sections entitled “Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Related Party Transactions” in our definitive proxy statement for our 2022 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2022 annual meeting of stockholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements

Description	Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA Firm ID: 185)	55
Consolidated and Combined Statements of Operations for the nine-month period ended June 30, 2022, and fiscal years ended September 30, 2021 and 2020	57
Consolidated and Combined Statements of Comprehensive Income for the nine-month period ended June 30, 2022, and fiscal years ended September 30, 2021 and 2020	58
Consolidated and Combined Balance Sheets as of June 30, 2022 and September 30, 2021	59
Consolidated and Combined Statements of Stockholders’ Equity for the nine-month period ended June 30, 2022, and fiscal years ended September 30, 2021 and 2020	60
Consolidated and Combined Statements of Cash Flows for the nine-month period ended June 30, 2022, and fiscal years ended September 30, 2021 and 2020	61
Notes to Consolidated and Combined Financial Statements	62
(a)(2)  Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts for the nine-month period ended June 30, 2022, and the fiscal years ended September 30, 2021 and 2020 appears immediately following the financial statements. All other schedules are omitted because they are not required or the required information is shown in the consolidated and combined financial statements or notes thereto.
(a)(3)  Exhibits
The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this Transition Report on Form 10-KT.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA, Auditor Firm ID: 185)	55
Consolidated and Combined Statements of Operations for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020	57
Consolidated and Combined Statements of Comprehensive Income for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020	58
Consolidated and Combined Balance Sheets as of June 30, 2022 and September 30, 2021	59
Consolidated and Combined Statements of Equity/Stockholders’ Equity for the nine-month ended June 30, 2022 and fiscal years September 30, 2021 and 2020	60
Consolidated and Combined Statements of Cash Flows for the nine-month period ended June 30, 2022 and fiscal years ended September 30, 2021 and 2020	61
Notes to Consolidated and Combined Financial Statements	62
Schedule II - Valuation and Qualifying Accounts	94

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Aspen Technology, Inc.:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Aspen Technology, Inc. and subsidiaries (the Company) as of June 30, 2022 and September 30, 2021, the related consolidated and combined statements of operations, comprehensive income, equity/stockholders’ equity, and cash flows for the nine-month period ended June 30, 2022 and for each of the years in the two‑year period ended September 30, 2021, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and September 30, 2021, and the results of its operations and its cash flows for the nine-month period ending June 30, 2022 and for each of the years in the two‑year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated and combined financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of Standalone Selling Prices for Term Software License and Maintenance Performance Obligations

As discussed in Note 20 to the consolidated and combined financial statements, the Company recognized license and solutions revenue of $278.6 million for the nine-month period ending June 30, 2022, of which $144.7 million related to the Heritage AspenTech operating segment, consisting primarily of term software license sales. In addition, the Company recognized maintenance revenue of $103.8 million for the nine-month period ended June 30, 2022, of which $25.3 million related to the Heritage AspenTech operating segment. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis. For term software license and maintenance performance obligations, directly observable data is generally not available, which requires the Company to make significant assumptions regarding the relative fair value of the related performance obligations.

We identified the determination of standalone selling prices for term software license and maintenance performance obligations related to the Heritage AspenTech operating segment as a critical audit matter. There was a high degree of subjective auditor judgment involved in performing procedures on the Company’s assumptions, since there is no direct observable data available.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the information used by the Company to determine standalone selling prices by comparing it to external sources, such as available information regarding industry pricing practices, and internal data, including the Company’s pricing practices.

Evaluation of the Acquisition Date Fair Value of Certain Acquired Intangible Assets

As discussed in Notes 1 and 4 to the consolidated and combined financial statements, on May 16, 2022, the Company consummated a business combination for total consideration of $11.2 billion. In connection with the business combination, the Company recorded various intangible assets, which included customer relationship and developed technology intangible assets with an acquisition date fair value of $2.3 billion and $1.35 billion, respectively.

We identified the evaluation of the acquisition date fair value of the customer relationship and developed technology intangible assets as a critical audit matter. A high degree of subjective and complex auditor judgment was required to evaluate key assumptions used to value these acquired intangible assets. Specifically, key assumptions included projected revenue for the customer relationship intangible asset and projected revenue and obsolescence rates for the developed technology intangible asset. Changes to these assumptions could have had a significant impact on the fair value of such assets. In addition, valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the obsolescence rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s business combinations process, including controls related to the development of the projected revenue and obsolescence rate assumptions used in the Company’s valuations. We evaluated the projected revenue used by the Company by (1) comparing to historical results of the acquired entity and publicly available information for peer companies and (2) inquiring of individuals outside of the accounting function about projected revenue and the process used to develop them. In addition, we compared Heritage AspenTech’s historical projected revenue to actual revenue to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the obsolescence rates by comparing them to certain comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
August 25, 2022

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Nine-Month Period Ended June 30,	Fiscal Year Ended September 30,
	2022	2021	2020
	(Dollars and Shares in Thousands, Unless Otherwise Noted)
Revenue:
License and solutions	$278,589	$180,914	$42,038
Maintenance	103,786	92,562	65,591
Services and other	22,921	27,164	22,866
Total revenue	405,296	300,640	130,495
Cost of revenue:
License and solutions	125,258	125,181	17,462
Maintenance	15,030	18,610	16,092
Services and other	16,108	19,219	17,336
Total cost of revenue	156,396	163,010	50,890
Gross profit	248,900	137,630	79,605
Operating expenses:
Selling and marketing	108,463	103,311	32,876
Research and development	64,285	59,646	36,842
General and administrative	39,878	32,638	21,717
Restructuring costs	117	2,474	6,230
Total operating expenses	212,743	198,069	97,665
Income (loss) from operations	36,157	(60,439)	(18,060)
Other income (expense), net	310	(5,359)	(4,335)
Interest income (expense), net	3,494	(115)	(50)
Income (loss) before provision for income taxes	39,961	(65,913)	(22,445)
(Benefit) for income taxes	(13,185)	(45,305)	(2,128)
Net income (loss)	$53,146	$(20,608)	$(20,317)
Net income per common share:
Basic	$1.30	$(0.57)	$(0.56)
Diluted	$1.30	$(0.57)	$(0.56)
Weighted average shares outstanding:
Basic	40,931	36,308	36,308
Diluted	41,008	36,308	36,308
See accompanying notes to these consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Nine-Month Period Ended June 30,	Fiscal Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Net income (loss)	$53,146	$(20,608)	$(20,317)
Other comprehensive income (loss):
Foreign currency translation adjustments	289	122	(881)
Pension, net of taxes of: 2022, $(176); 2021, $(288); 2020, $(104)	807	723	244
Total other comprehensive income (loss)	1,096	845	(637)
Comprehensive income (loss)	$54,242	$(19,763)	$(20,954)
See accompanying notes to these consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$449,725	$25,713
Accounts receivable, net	111,027	64,755
Current contract assets, net	428,833	61,494
Prepaid expenses and other current assets	23,461	6,262
Receivables from related parties	16,941	285
Prepaid income taxes	17,503	3,414
Total current assets	1,047,490	161,923
Property, equipment and leasehold improvements, net	17,148	14,744
Goodwill	8,266,809	1,044,383
Intangible assets, net	5,112,781	837,655
Non-current contract assets, net	428,232	—
Contract costs	5,473	—
Operating lease right-of-use assets	78,286	46,048
Deferred tax assets	4,937	7,002
Other non-current assets	8,766	5,001
Total assets	$14,969,922	$2,116,756
LIABILITIES AND EQUITY/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,416	$6,625
Accrued expenses and other current liabilities	90,123	45,328
Payables to related parties	4,111	3,019
Current operating lease liabilities	7,191	5,744
Income taxes payable	6,768	2,690
Current borrowings	28,000	—
Current contract liabilities	143,327	72,524
Total current liabilities	300,936	135,930
Non-current contract liabilities	21,081	7,029
Deferred tax liabilities	1,145,408	148,788
Non-current operating lease liabilities	71,933	41,114
Non-current borrowings, net	245,647	—
Other non-current liabilities	15,560	12,549
Commitments and contingencies (Note 18)
Equity/stockholders’ equity:
Net parent investment	—	1,777,030
Common stock, 0.0001 par value—Authorized—600,000,000 shares Issued— 64,425,378 shares at June 30, 2022 Outstanding— 64,425,378 shares at June 30, 2022	6	—
Additional paid-in capital	13,107,570	—
Retained earnings	66,369	—
Accumulated other comprehensive (loss)	(4,588)	(5,684)
Total equity/stockholders’ equity	13,169,357	1,771,346
Total liabilities and equity/stockholders’ equity	$14,969,922	$2,116,756
See accompanying notes to these consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY/STOCKHOLDERS’ EQUITY

	Net Parent Investment	Accumulated Other Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity/Stockholders' Equity
			Number of Shares	Par Value			Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance September 30, 2019	$281,942	$(5,892)	—	$—	$—	$—	—	$—	$276,050
Net loss	(20,317)	—	—	—	—	—	—	—	(20,317)
Net transfer from (to) Emerson	(17,268)	—	—	—	—	—	—	—	(17,268)
Other comprehensive income (loss)	—	(637)	—	—	—	—	—	—	(637)
Balance September 30, 2020	$244,357	$(6,529)	—	$—	$—	$—	—	$—	$237,828
Net loss	(20,608)	—	—	—	—	—	—	—	(20,608)
Net transfer from (to) Emerson	1,553,281	—	—	—	—	—	—	—	1,553,281
Other comprehensive income (loss)		845	—	—	—	—	—	—	845
Balance September 30, 2021	$1,777,030	$(5,684)	—	$—	$—	$—	—	$—	$1,771,346
Net income (loss) prior to Transactions and Merger	(13,223)	—	—	—	—	—	—	—	(13,223)
Net transfer from (to) Emerson	5,971,995	—	—	—	—	—	—	—	5,971,995
Recapitalization as a result of Transactions and Merger	(7,735,802)	—	64,305,618	6	13,092,917	—	—	—	5,357,121
Net income (loss) subsequent to Transactions and Merger	—	—	—	—	—	66,369	—	—	66,369
Other comprehensive income (loss)	—	1,096	—	—	—	—	—	—	1,096
Issuances of shares of common stock subsequent to the Transaction and Merger	—	—	61,292	—	5,621	—	—	—	5,621
Issuance of restricted stock units and net share settlement related to withholding taxes	—	—	58,468	—	(5,632)	—	—	—	(5,632)
Stock-based compensation	—	—	—	—	14,664	—	—	—	14,664
Balance June 30, 2022	$—	$(4,588)	64,425,378	$6	$13,107,570	$66,369	—	$—	$13,169,357
See accompanying notes to these consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended June 30,	Fiscal Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$53,146	$(20,608)	$(20,317)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,930	125,642	28,595
Reduction in the carrying amount of right-of-use assets	5,915	5,515	3,188
Net foreign currency (gains) losses	(306)	5,525	4,932
Stock-based compensation	15,763	1,744	606
Deferred tax liability	(79,021)	(57,086)	(3,201)
Provision for bad debts	794	(145)	115
Other non-cash operating activities	228	165	71
Changes in assets and liabilities:
Accounts receivable	11,204	(5,476)	3,910
Contract assets, net	(78,122)	(17,868)	(2,193)
Contract costs	(4,992)	—	—
Lease liabilities	(5,558)	(4,673)	(3,505)
Prepaid expenses, prepaid income taxes, and other assets	(8,776)	1,553	4,586
Accounts payable, accrued expenses, income taxes payable and other liabilities	(23,674)	(1,740)	(7,909)
Contract liabilities	22,431	22,252	6,327
Net cash provided by operating activities	28,962	54,800	15,205
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,263)	(6,185)	(2,459)
Proceeds from sale of property and equipment	91	—	—
Payments for business acquisitions, net of cash acquired	(5,571,931)	(1,588,802)
Payments for equity method investments	(24)	—	—
Payments for capitalized computer software development costs	(508)	—	—
Purchase of other assets	(553)	5	3
Net cash (used in) investing activities	(5,575,188)	(1,594,982)	(2,456)
Cash flows from financing activities:
Issuance of shares of common stock	5,702	—	—
Payment of tax withholding obligations related to restricted stock	(1,676)	—	—
Deferred business acquisition payments	(1,200)	—	—
Repayments of amounts borrowed under term loan	(6,000)	—	—
Net transfers from (to) Parent Company	5,971,995	1,551,537	(17,874)
Net cash provided by (used in) financing activities	5,968,821	1,551,537	(17,874)
Effect of exchange rate changes on cash and cash equivalents	1,417	(141)	(551)
Increase (decrease) in cash and cash equivalents	424,012	11,214	(5,676)
Cash and cash equivalents, beginning of period	25,713	14,499	20,175
Cash and cash equivalents, end of period	$449,725	$25,713	$14,499
Supplemental disclosure of cash flow information:
Income taxes paid, net	$84,997	$9,600	$6,600
Interest paid	237	693	1,009
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(363)	$483	$—
Lease liabilities arising from obtaining right-of-use assets	280	219	—

See accompanying notes to these consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY EMERSUB CX, INC.)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. Description of Businesses

Aspen Technology, Inc. ("Heritage AspenTech"), together with its subsidiaries (“New AspenTech" or “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company's unique combination of product capabilities and deep domain expertise and award-winning innovation, customers across diverse end markets in capital-intensive industries can improve its operational excellence while achieving sustainability goals. The Company operates globally in 75 countries as of June 30, 2022.

Completion of Acquisition

On October 10, 2021, Emerson Electric Co. (“Emerson”) entered into a definitive agreement (the “Transaction Agreement”) with Aspen Technology, Inc. (“Heritage AspenTech”) to contribute the Emerson Industrial Software Business (the "Industrial Software Business"), along with $6.014 billion in cash, to create New AspenTech (the “Transaction”). The Industrial Software Business operates Open Systems International, Inc. (“OSI Inc.”) and Geological Simulation Software (“GSS”). The Transactions closed on May 16, 2022 (“Closing Date”). Emerson owns 55% of New AspenTech on a fully diluted basis as of June 30, 2022.

Basis of Presentation

The Transaction has been accounted for as a business combination in accordance with U.S. GAAP, with the Industrial Software Business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, the historical financial statements of the Industrial Software Business are the historical financial statements of New AspenTech following the completion of the Transaction. In addition, the assets, liabilities and results of operations of Heritage AspenTech (including the impact of purchase accounting, which resulted in increased amortization expense for acquired intangible assets, among other impacts) is only included in New AspenTech’s financial statements from the Closing Date. New AspenTech’s assets, liabilities and results of operations have not been restated retroactively to reflect the historical financial position or results of operations of Heritage AspenTech.

For the year ended June 30, 2022, the consolidated and combined financial statements comprise the results of the Industrial Software Business for the nine-month period, and the results of Heritage AspenTech since May 16, 2022, the date of the Merger. Certain financial information for the periods ended September 30, 2021 and 2020 have been reclassed to conform to the consolidated and combined financial statements for the nine-month period ended June 30, 2022.

The Industrial Software Business is a combination of the GSS (subsequently renamed Subsurface Science & Engineering Solutions, or "SSE", after the Closing Date) and the OSI Inc. businesses. Its results of operations and financial statements have previously been reflected in Emerson’s consolidated financial statements. The financial statements of the Industrial Software Business prior to the Closing Date present the historical financial position, results of operations, and cash flows as historically managed within Emerson and include all accounts of the Industrial Software Business in a combination of dedicated legal entities and shared legal entities of Emerson. The financial statements of the Industrial Software Business prior to the Closing Date also reflect an allocation of a portion of Emerson’s general corporate costs. While management believes the methodologies and assumptions used to allocate these costs are reasonable, the financial statements prior to the Closing Date do not purport to represent the financial position, the results of operations, changes in equity, and cash flows of the Industrial Software Business had it operated as a stand-alone entity.

Change in Fiscal year

On the Closing Date, New AspenTech changed its fiscal year end from September 30 to June 30. As a result, the Company’s results of operations, cash flows, and all transactions impacting stockholders' equity presented in this Transition Report on Form 10-KT are for the nine-month period ended June 30, 2022 whereas its fiscal years 2021 and 2020 are for the twelve months ended September 30, 2021 and 2020 unless otherwise noted. As such, the Company’s fiscal year 2022, or fiscal 2022, refers to the period from October 1, 2021 to June 30, 2022. This Transition Report on Form 10-KT also includes an unaudited consolidated and combined statements of operations and cash flows for the comparable stub period of October 1, 2020 to June 30, 2021; see Note 21, “Transition Period Comparative Data (unaudited)” for further information.

Russia and Ukraine

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY EMERSUB CX, INC.)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
While the Company has no operations in Ukraine, the ongoing conflict there could negatively impact its financial position and results of operations. The United States and other governments have imposed sanctions and taken other regulatory actions that adversely affect doing business in Russia and with Russian companies. The Company licenses software and provides related services to customers in Russia and has operations there. The Company had net sales of approximately $9.9 million for the nine-month period ended June 30, 2022, and total assets of approximately $23.4 million as of June 30, 2022, related to operations in Russia. The Company continues to evaluate the impact of the various sanctions and export control measures imposed by the United States and other governments on its ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia or Ukraine. The outcome of these assessments will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, and other governments around the world. No material impact to supply chain operations is expected due to the conflict in Ukraine.

2. Significant Accounting Policies

(a) Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which they are entitled to. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied, and control has transferred to the customer.

The Company disaggregates its revenue into three categories: (i) license and solutions, (ii) maintenance and (iii) services and other.

License and solutions

License and solutions revenue is primarily derived from term software licenses sold by the Heritage AspenTech and SSE segments, and perpetual software licenses, along with professional services, sold by the OSI segment. See Note 20, "Segment and Geographic Information," for additional information about the Company's revenues disaggregated by region, type of performance obligation, and segment.

Term software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term.

OSI perpetual software licenses are primarily sold with professional services and hardware to form an integrated solution for the customer. Maintenance is also sold with the integrated solution but is accounted for as a separate performance obligation (see below). The professional services and hardware sold with the perpetual license significantly customize the underlying functionality and usability of the software. As such, neither the license, hardware, nor professional services are considered distinct within the context of the contract and are therefore considered a single performance obligation. Because the integrated solution has no alternative use to the Company and the Company has an enforceable right to payment, revenue is recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. Revenue recognition related to the integrated solution ends once implementation is complete. In limited circumstances, OSI sells perpetual software licenses on a stand-alone basis and recognizes revenue on those sales on a point in time basis.

Maintenance

Maintenance is derived from all three segments and consists of software maintenance, recognized ratably over the maintenance term.

Software maintenance revenue includes technical support, software assurance patch management services and the right to receive any when-and-if available updates to the software. For term software licenses, maintenance is included with the license. For perpetual software licenses, maintenance is initially sold with the license and subsequently sold separately, both primarily on an annual basis. Software maintenance does not significantly modify or otherwise depend on other performance obligations within the contracts and therefore is accounted for as a separate performance obligation. Software maintenance revenue is recognized ratably over the maintenance term. For maintenance sold with the integrated solution, the maintenance term begins once implementation is complete.

Services and other

All segments offer services, which consist of professional services and training.

Professional service revenue, not considered part of an integrated software solution, is provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligation. Professional service revenue is recognized by measuring progress toward the completion of the Company’s obligations. The Company recognizes professional services revenue for its T&M contracts based upon hours worked at contractually agreed-

upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost. The use of the proportional performance method depends on the Company’s ability to reliably estimate the costs to complete a project. Historical experience is used as a basis for future estimates to complete current projects. Additionally, the Company believes that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

Training services provided to customers include on-site internet-based and customized training. These services are considered separate performance obligations as they do not significantly modify, integrate or otherwise depend on other performance obligations included in a contract. Revenue is recognized as the customer consumes the benefits of the services the Company provides.

Contracts with Multiple Performance Obligations

The Company allocates total contract consideration to each distinct performance obligation in an arrangement on a relative standalone selling price basis. The standalone selling price reflects the price that would be charged for a specific product or service if it was sold separately in similar circumstances and to similar customers.

When two or more contracts are entered into at or near the same time with the same customer, the Company evaluates the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, the Company will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.

When available, the Company uses directly observable transactions to determine the standalone selling prices for performance obligations. If directly observable data is not available when software licenses are sold together with software maintenance in a bundled arrangement, the Company estimates a standalone selling price for these distinct performance obligations using relevant information, including the Company’s overall pricing objectives and strategies, historical pricing data, market consideration and other factors.

Contract Modifications

The Company sometimes enters into agreements to modify previously executed contracts, which constitute contract modifications. The Company assesses each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the standalone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both requirements is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract or (ii) a cumulative catch-up basis.

Contract Assets and Contract Liabilities

Payment terms and conditions vary by contract type. Terms generally include a requirement of payment annually over the term of the license arrangement. During the majority of each customer contract term, the amount invoiced is generally less than the amount of revenue recognized to date, primarily because the Company transfers control of the performance obligation related to the software license at the inception of the contract term, and the allocation of contract consideration to the license performance obligation is a significant portion of the total contract consideration. Therefore, the Company's contracts often result in the recording of a contract asset throughout the majority of the contract term. The Company records a contract asset when revenue recognized on a contract exceeds the billings.

The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is not yet recognizable and the Company has a right to invoice or has received consideration, a contract liability is recorded to defer the revenue until recognition is appropriate. If revenue is recognizable in advance of the right to invoice, and the right to consideration is conditional on something other than the passage of time, a contract asset is recorded until invoicing occurs.

The Company defers unearned maintenance and service revenue when it has the right to invoice, with recognition of the revenue recognized over the support period. The Company classifies unearned maintenance and service revenue as a current liability on the balance sheet if the related revenue is expected to be realized within 12 months. The remaining unearned maintenance and service revenue is classified as long-term.

Payment Terms

The Company generally receives payment from a customer after the performance obligation related to the term license has been satisfied, and therefore, its contracts with terms greater than a year generally contain a significant financing component. The significant financing component is calculated utilizing an interest rate that derives the net present value of the performance obligations delivered on an upfront basis based on the allocation of consideration. The Company has instituted a customer portfolio approach in assigning interest rates. The rates are determined at contract inception and are based on the credit characteristics of the customers within each portfolio.

Perpetual software licenses, sold along with professional services and hardware as an integrated solution, generally require payments from the customer aligned with progress milestones in the contract. Payment terms on invoiced amounts are typically net 30 days. The Company does not offer return rights for its products and services in the ordinary course of business, and contracts generally do not include customer acceptance clauses.

(b) Management Estimates

The preparation of the consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets, liabilities, revenue and expenses for the periods presented. Actual results could differ from those estimates.

(c) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, contract assets, and accounts receivable. The Company's cash is held in financial institutions and its cash equivalents are invested in money market mutual funds that the Company believes to be of high credit quality.

Concentration of credit risk with respect to contract assets and accounts receivables is limited to certain customers to which the Company make substantial sales. To reduce risk, the Company assesses the financial strength of the Company's customers. The Company does not require collateral or other security in support of its contact assets and accounts receivables. At June 30, 2022 and September 30, 2021, the Company had no customer receivable balances that represented approximately 10% or more of its total accounts receivable.

(d) Cash and Cash Equivalents

Cash and cash equivalents are reflected on the consolidated and combined balance sheets and consist of highly liquid investments with original maturities of three months or less.

(e) Foreign Currency Translation

The determination of the functional currency of subsidiaries is based on the subsidiaries’ financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not the Company's reporting currency are credited or charged to accumulated other comprehensive income included in stockholders’ equity in the consolidated and combined balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated and combined statements of operations as incurred as a component of other income (expense), net. There were net foreign currency transaction and remeasurement gains of $0.3 million in fiscal 2022, losses of $5.5 million in fiscal 2021 and losses of $4.9 million in fiscal 2020.

(f) Fair Value Measurement

Accounting Standards Codification (ASC) 820, Fair Value Measurement, establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or through market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as Business-developed future cash flow estimates, and are considered the least reliable.

(g) Business Combinations

Identifying the acquirer in a business combination is based on the concept of ‘control’. Normally, where an acquisition is affected by an exchange of equity interests, the shareholders of the entity that issues securities (the legal parent entity) retain the majority holding in the combined group.

The cost of an acquisition is measured as the aggregate of the consideration transferred, which is measured at acquisition date fair value. Any contingent consideration to be transferred by the acquirer will be recognized at fair value at the acquisition date.

Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business.

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated and combined statement of operations.

Acquisition-related costs are expensed as incurred and included in operating expenses. The majority of acquisition-related costs incurred by Heritage AspenTech incurred prior to or in connection with the closing of the transaction are not included within the accompanying consolidated and combined statements of operations.

(h) Intangible Assets

Intangible Assets Acquired in a Business Combination

ASC 805, Business Combinations, requires the identification of acquired intangible assets as part of a business combination. Acquired intangible assets generally consist of intellectual property such as technology and trademarks, customer relationships and backlog. The methods used to value such intangible assets require the use of estimates including forecast performance discount rates and customer attrition rates. Future results are impacted by the amortization periods adopted and changes to the estimated useful lives would result in different effects on the consolidated and combined statements of operations.

All of the Company’s identifiable finite-lived intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Computer Software Developed for Internal Use

Computer software developed for internal use is capitalized in accordance with ASC 350-40, Intangibles Goodwill and Other—Internal Use Software. The Company capitalizes costs incurred to develop internal-use software during the application development stage after determining software technological requirements and obtaining management approval for funding projects probable of completion. In fiscal 2022, 2021 and 2020, there were no capitalized direct labor costs associated with the Company's development of software for internal use.

Computer Software Developed for Sale

Computer software developed for sale is capitalized in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. Capitalization of computer software development costs begins upon establishing technological feasibility defined as meeting specifications determined by the program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total computer software costs capitalized and total amortization expense charged to operations were not material for Fiscal 2022, 2021 or 2020.

(i) Property, Equipment and Leasehold Improvements

The Company records investments in leasehold improvements and equipment at cost. Depreciation is recorded using the straight-line method over estimated service lives, which for equipment is 3 years to 12 years and for leasehold improvements, the remaining term of the lease or the life of the underlying asset, whichever is shorter.

(j) Impairment Assessment

The Company evaluates finite-lived intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

The Company evaluates and tests the recoverability of its goodwill and indefinite-lived intangible assets for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill or indefinite-lived intangible may not be recoverable. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. An impairment charge would be recorded for the amount by which the carrying value of the reporting unit exceeds the estimated fair value. Estimated fair values are developed primarily under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted.

There were no impairments of intangible assets, long-lived assets or goodwill during fiscal year 2022, 2021 and 2020, respectively.

(k) Leases

The Company leases offices and equipment under operating lease arrangements. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet and are recorded as short-term lease expense. The discount rate used to calculate present value is the Company’s incremental borrowing rate based on the lease term and the economic environment of the applicable country or region.

Certain leases have renewal options or options to terminate prior to lease expiration, which are included in the measurement of right-of-use assets and lease liabilities when it is reasonably certain they will be exercised. The Company has elected to account for lease and non-lease components as a single lease component for its office facilities. Some lease arrangements include payments that are adjusted periodically based on actual charges incurred for common area maintenance, utilities, taxes and insurance, or changes in an index or rate referenced in the lease. The fixed portion of these payments is included in the measurement of right-of-use assets and lease liabilities at lease commencement, while the variable portion is recorded as variable lease expense. The Company’s leases do not contain material residual value guarantees or restrictive covenants.

(l) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) and its components for fiscal 2022, 2021 and 2020 are disclosed in the accompanying consolidated and combined statements of comprehensive income (loss).

(m) Accounting for Stock-Based Compensation

Substantially all stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

(n) Income Taxes

The Industrial Software Business’s operations have historically been included in Emerson’s consolidated U.S. and non-U.S. income tax returns, in most locations. Income tax expense for the consolidated and combined financial statements has been calculated following the separate return method. The separate return method applies ASC 740, Income Taxes, to the consolidated and combined financial statements as if the Industrial Software Business was a separate enterprise and a stand-alone taxpayer for the periods presented. The calculation of income taxes under the separate return method requires considerable judgment and the use of both estimates and assumptions. These estimates and assumptions affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from the temporary differences between the tax and financial statement recognition of revenue and expenses. As a result, the Industrial Software Business’s deferred tax rate and deferred tax balances may differ from those in Emerson’s historical periods.

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carryforwards, and other matters in making this assessment.

The Company does not provide deferred taxes on unremitted earnings of foreign subsidiaries since they intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to its consolidated and combined financial position or results of operations. The Company is continuously subject to examination by the Internal Revenue Service (the "IRS"), as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with provisions of ASC 740, an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. The Company accounts for interest and penalties related to uncertain tax positions as part of the provision for income taxes.

(o) Loss Contingencies

The Company accrues estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. The Company believes that they have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.

(p) Research and Development Expense

The Company charges research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.

(q) Net Parent Investment

The net parent investment balance included in the consolidated and combined balance sheets represents Emerson’s historical investment in the Industrial Software Business, the Industrial Software Business’s accumulated net earnings after income taxes, and the net effect of transactions with Emerson prior to the Transactions and Merger.

(r) New Accounting Pronouncements Adopted in Fiscal 2022 and 2021

Effective October 1, 2021, the Company adopted the following accounting standard updates which had no impact or an immaterial impact on the Company’s consolidated and combined financial statements. These included:

• Updates to ASC 805, Business Combinations, which clarify the accounting for contract assets and liabilities assumed in a business combination. In general, these updates will result in contract assets and liabilities being recognized at their historical amounts under ASC 606, rather than at fair value in accordance with the general requirements of ASC 805.

• Updates to ASC 740, Income Taxes, which require the recognition of a franchise tax that is partially based on income as an income-based tax with any incremental amount as a non-income-based tax. These updates also make certain changes to intra-period tax allocation principles and interim tax calculations.

• Adoption of ASC 321, Investments - Equity Securities, ASC 323, Investments- Equity Method and Joint Ventures, and ASC 815, Derivatives and Hedging, which clarify when equity method of accounting should be applied or discontinued based on observable transactions.

Effective October 1, 2020, the Company adopted the following two accounting standard updates and one new accounting standard, all of which had an immaterial impact on the Company’s financial statements.

• Updates to ASC 350, Intangibles- Goodwill and Other, which eliminate the requirement to measure impairment based on the implied fair value of goodwill compared to the carrying amount of a reporting unit’s goodwill. Instead, goodwill impairment will be measured as the excess of a reporting unit’s carrying amount over its estimated fair value.

• Updates to ASC 350, Intangibles- Goodwill and Other, which align the requirements for capitalizing implementation costs incurred in a software hosting arrangement with the requirements for costs incurred to develop or obtain internal-use software.

• Adoption of ASC 326, Financial Instruments- Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach to estimate lifetime expected credit losses on certain types of financial instruments, including trade receivables.

(s) Recently Issued Accounting Pronouncements

Recently issued accounting pronouncement that will be applicable to the Company are not expected to have a material impact on the Company’s consolidated and combined financial statements.

3. Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

The contract assets are subject to credit risk and reviewed in accordance with ASC 326. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The potential impact of credit losses on contract assets was immaterial as of June 30, 2022.

The Company's contract assets and contract liabilities were as follows as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
	(Dollars in Thousands)
Contract assets	$857,065	$61,494
Contract liabilities	(164,408)	(79,553)
	$692,657	$(18,059)

Contract assets and contract liabilities are presented net at the contract level for each reporting period.

The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in net contract liabilities during fiscal 2022 was primarily due to the Heritage AspenTech acquisition and customer billings which exceeded revenue recognized for performance completed during the fiscal year. Revenue recognized during the fiscal year included $33.5 million that was included in the beginning contract liability balance.

Contract Costs

The Company pays commissions for new product sales and implementation services as well as for renewals of existing contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales or implementation services, and therefore, a portion of the commissions paid for new contracts and implementation services relate to future renewals and are therefore deferred and amortized over an estimated period of benefit of 4 years to 8 years.

The Company accounts for new product sales commissions using a portfolio approach and allocate the cost of commissions in proportion to the allocation of transaction price of license and maintenance performance obligations, including assumed renewals. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to maintenance are capitalized and amortized on a straight-line basis over a period of four years to eight years for new contracts, reflecting the Company's estimate of the expected period that they will benefit from those commissions.

Amortization of capitalized contract costs is included in selling and marketing expenses in the Company's statement of operations.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of June 30, 2022 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2023	2024	2025	2026	2027	Thereafter
	(Dollars in Thousands)
License and solutions	$168,915	$76,425	$41,231	$13,283	$736	$—
Maintenance	260,548	175,818	122,777	80,441	50,948	10,113
Services and other	49,456	5,214	3,742	2,796	2,075	3,107

4. Acquisitions

Heritage AspenTech

On October 10, 2021, Emerson entered into the Transactions with Heritage AspenTech to contribute the Industrial Software Business comprised of OSI and SSE, along with $6.014 billion in cash, to create New AspenTech. On the Closing Date, Emerson owned 55% of the outstanding common shares of New AspenTech on a fully diluted basis, while the stockholders of Heritage AspenTech owned the remaining 45%.

The acquisition-date fair value of the purchase consideration totaled $11.188 billion, which was determined as follows (in thousands):

Fair value of Heritage AspenTech common stock (66,662,482 common shares)	$11,085,971
Stock-based compensation awards attributable to pre-combination service	102,305
Total purchase consideration	$11,188,276

The fair value of the shares of Heritage AspenTech common stock was determined based on the closing market price of Heritage AspenTech common stock on the Closing Date. The Company also replaced Heritage AspenTech equity awards with New AspenTech equity awards. As a result, the portion of the aggregate fair-value of the replacement awards attributable to the pre-combination service period was included in the computation of the fair value of consideration transferred. See Note 14, "Stock-Based Compensation". Of the total cash contribution of $6.014 billion made by Emerson to the Industrial Software Business, $5.846 billion was paid in cash to the holders of Heritage AspenTech common stock at $87.69 per share (on a fully diluted basis), with $168.3 million of cash remaining on New AspenTech’s consolidated and combined balance sheet as of the

Closing Date which is not included in the allocation of purchase consideration above. Additionally, the holders of Heritage AspenTech common stock received 27,998,104 shares of New AspenTech common stock, with an aggregate fair value of $5.240 billion.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on the Closing Date, which represent the preliminary fair value estimates as of June 30, 2022, and are subject to subsequent adjustments as the Company obtained additional information during the measurement period and finalized its fair value estimates.

Amount
(Dollars in Thousands)
Cash and cash equivalents	$273,728
Accounts receivable	43,163
Current and non-current contract assets	730,548
Intangible assets	4,390,667
Other net assets acquired	64,342
Total asset acquired (excluding Goodwill)	5,502,448
Accounts payable, accrued expenses, and other current liabilities	53,841
Current and non-current deferred revenue	62,319
Current and non-current borrowings under credit agreement	279,531
Deferred income taxes	1,079,001
Other net liabilities assumed	62,279
Total liabilities assumed	1,536,971
Net identifiable assets acquired	3,965,477
Goodwill	7,222,799
Net assets acquired	$11,188,276

Of the $4.39 billion of acquired intangible assets, $430 million was assigned to registered trademarks that are not subject to amortization and were recognized at fair value on the acquisition date. The remaining $3.96 billion of acquired intangible assets are being amortized straight-line over their estimated useful lives. The definite-lived intangible assets include acquired developed technology of $1.35 billion (10-year useful life), customer relationships of $2.3 billion (15-year useful life), and backlog of $310 million (3-year useful life).

The $7.2 billion of goodwill was assigned to the Heritage AspenTech segment and is attributable primarily to expected synergies and the assembled workforce of Heritage AspenTech. $34.0 million of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2022, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Heritage AspenTech.

The Company recognized $3.7 million of acquisition and integration planning related fees that was expensed in the current period. These fees are included in operating expenses of the consolidated and combined statement of operations.

Heritage AspenTech’s revenue and earnings included in the Company’s consolidated and combined statement of operations from the acquisition date to the reporting period ending June 30, 2022 are $173.8 million and $71.8 million, respectively.

Pro forma Financial Information (Unaudited)

The following unaudited pro forma consolidated financial results of operations are presented as if the Heritage AspenTech acquisition occurred on October 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time.

	Nine-Month Period Ended June 30, 2022	Year Ended September 30, 2021
Total revenue	$819,098	$1,031,065
Net income (loss)	$18,193	$(55,410)

These amounts have been calculated and adjusted to reflect Heritage AspenTech’s application of the Company’s accounting policies effective October 1, 2020, together with the consequential tax effects. The 2022 and 2021 pro forma results were adjusted to include new amortization expenses resulting from intangibles identified as part of the estimated purchase price allocation of $244.8 million and $391.7 million, respectively.

OSI Inc.

On October 1, 2020, the Industrial Software Business completed the acquisition of OSI Inc. for approximately $1.589 billion net of cash acquired. The Industrial Software Business recognized goodwill of $967.4 million (none of which is expected to be tax deductible) and identifiable intangible assets of $783.4 million, primarily technology, customer relationships, and trademarks with a weighted-average useful life of approximately 11 years.

The purchase price of the OSI Inc. acquisition was allocated to assets and liabilities as follows:

Accounts receivable	$24,782
Current contract assets	41,454
Other current assets	3,576
Property, equipment and leasehold improvements	7,153
Intangible assets	783,400
Operating lease right-of-use assets and other	28,182
Total assets acquired (excluding Goodwill)	888,547
Accounts payable	1,321
Current contract liabilities	24,041
Accrued expenses and other current liabilities	11,885
Operating lease liability	28,388
Deferred income taxes	192,592
Non-current contract liabilities	7,701
Other non-current liabilities	1,200
Total liabilities assumed	267,128
Net identifiable assets acquired	621,419
Goodwill	967,383
Net assets acquired	$1,588,802

OSI Inc.’s revenue and earnings included in the Company’s consolidated and combined income statement from the acquisition date to the first reporting period ending on September 30, 2021 were $173.3 million and a net loss of $(46.4) million, respectively. The results included first-year pretax acquisition accounting charges related to backlog and deferred revenue of $30.4 million and $13.7 million, respectively. Results also included amortization of technology, customer relationships, and trademarks of $66.5 million.

5. Intangible Assets

The Company included in its amortizable intangible assets those intangible assets acquired in its business and asset acquisitions. The Company also included in its amortizable intangible assets capitalized costs relating to computer software developed for sale and for internal use. The Company amortized acquired intangible assets with finite lives over their estimated economic lives, generally using the straight-line method. Amortization expenses associated with developed technology and capitalized software development costs are included in cost of revenue, while amortization expenses associated with customer relationships and backlog are included in the selling and marketing. Amortization expenses related to internal use software are included in each respective financial statement line based on which business the software is attributable to. Each period, the Company evaluated the estimated remaining useful lives of intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets are removed from the accounts when fully amortized and no longer in use.

Intangible assets consist of the following as of June 30, 2022 and September 30, 2021:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total
June 30, 2022:
Gross carrying amount	$1,882,037	$464,400	$3,072,738	$10,149	$5,429,324
Less: Accumulated amortization	(153,758)	(9,379)	(144,888)	(8,518)	(316,543)
Net carrying amount	$1,728,279	$455,021	$2,927,850	$1,631	$5,112,781

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total
September 30, 2021:
Gross carrying amount	$532,095	$34,400	$462,506	$11,986	$1,040,987
Less: Accumulated amortization	(97,313)	(6,047)	(88,621)	(11,351)	(203,332)
Net carrying amount	$434,782	$28,353	$373,885	$635	$837,655

The increase in intangible asset balances in 2022 was primarily due to the Heritage AspenTech acquisition. See Note 4, "Acquisitions".

Total intangible asset amortization expense for fiscal year 2022, 2021 and 2020 was $116.7 million, $120.3 million and $24.6 million, respectively. The increase in amortization for 2022 and 2021 was due to the Heritage AspenTech and OSI Inc. acquisitions, respectively.

Based on intangible asset balances as of June 30, 2022, expected future amortization expense is as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2023	$481,372
2024	480,593
2025	467,245
2026	376,541
2027	376,470
Thereafter	2,500,560
Total	$4,682,781

6. Goodwill

The changes in the carrying amount of goodwill by reporting unit during the fiscal years ended June 30, 2022 and September 30, 2021 were as follows:

	OSI Inc.	SSE	Heritage AspenTech	Total
Balance, September 30, 2020	$—	$77,000	$—	$77,000
Acquisition of OSI Inc.	967,383	—	—	967,383
Balance, September 30, 2021	967,383	77,000	—	1,044,383
Acquisition of Heritage AspenTech	—	—	7,222,799	7,222,799
Effect of Currency Translation	—	—	(373)	(373)
Balance, June 30, 2022	$967,383	$77,000	$7,222,426	$8,266,809

The increase in goodwill balances in fiscal year 2022 and 2021 were due to the Heritage AspenTech and OSI Inc. acquisitions, respectively. See Note 4, "Acquisitions".

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company determined its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. On May 16, 2022, the Company completed the acquisition of Heritage AspenTech, resulting in the addition of a new operating segment and reporting unit.

The Company tests goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level. the Company first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determined based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performed the goodwill impairment test. The first step requires the Company to determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit is impaired.

Fair value of a reporting unit is determined using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows). In applying the income-based approach, the Company would be required to make assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows would be based on the Company's most recent long-term financial projections. The discount rate the Company would utilize would be determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflect the risks associated with achieving future cash flows.

The Company has elected May 31st as the annual impairment assessment date. The Company performed its annual impairment test for the Company as of May 31, 2022 and, based upon the results of its qualitative assessment, determined that it was not likely that its reporting units' fair values were less than their carrying amounts. As such, the Company did not recognize impairment losses as a result of its analysis. There were also no impairment losses recognized during fiscal 2021 and 2020. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

7. Restructuring Costs

Restructuring expenses were $0.1 million, $2.5 million and $6.2 million respectively, for 2022, 2021, and 2020.

SSE severance in 2021 related to a restructuring action to reduce 39 positions and transfer responsibilities to Emerson shared-service centers. OSI Inc. restructuring expense in 2021 related mostly to severance and resulted from a reduction in force, mainly in Asia.

Reduction in force programs were implemented in 2020 in response to unfavorable economic conditions driven by the impact of the COVID-19 pandemic. These programs resulted in the elimination of approximately 150 positions worldwide.

8. Leases

The Company has operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. The Company determines whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. The Company recognizes lease expense on a straight-line basis over the lease term. The Company's leases have remaining lease terms of less than one year to approximately thirteen years, some of which include options to extend the leases for up to five years, and some of which include the option to terminate the leases upon advanced notice of 60 days or more. If the Company is reasonably certain they will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in the lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The Company has lease agreements with lease and non-lease components, which are accounted for combined as one lease component.

Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for fiscal years 2022, 2021, and 2020 were as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
Operating lease expense	4,769	6,365	3,521
Variable lease expense	518	797	345
Short term lease expense	723	889	620

The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Operating lease right-of-use assets	78,286	46,048
Current operating lease liabilities	7,191	5,744
Non-current operating lease liabilities	71,933	41,114

There was an increase in operating lease right-of-use asset of $32.2 million for the fiscal year ended June 30, 2022, which was primarily due to the Heritage AspenTech acquisition.

The weighted-average remaining lease term for operating leases was 9 years and 7.6 years and the weighted-average discount rate was 3.0% and 2.2% as of June 30, 2022 and September 30, 2021, respectively.

The following table represents the future maturities of the Company's operating lease liabilities as of June 30, 2022:

June 30, 2022
Year Ending June 30,	(Dollars in Thousands)
2023	$3,658
2024	14,587
2025	13,504
2026	8,865
2027	6,452
Thereafter	42,728
Total lease payments	89,794
Less: imputed interest	(10,670)
$79,124

9. Fair Value

The Company determines fair value by utilizing a fair value hierarchy that ranks the quality and reliability of the information used in its determination. Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined using “Level 2 inputs” utilize data points that are observable, such as quoted prices, interest rates and yield curves for similar assets and liabilities.

Cash equivalents are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs.” the Company's cash equivalents consist of short-term money market instruments.

Equity method investments are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 Inputs.”

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated and combined balance sheets as of June 30, 2022 and September 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
June 30, 2022
Cash equivalents	$2,998	$—
Equity method investments	—	1,761
September 30, 2021
Cash equivalents	$1,900	$—

Financial instruments not measured or recorded at fair value in the accompanying consolidated and combined financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates its carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 13, “Credit Agreement”) approximates its carrying value due to the floating interest rate.

10. Accounts Receivable

The Company's accounts receivable, net of the related allowance for doubtful accounts, were as follows as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
	(Dollars in Thousands)
Accounts receivable, gross	$112,216	$65,404
Allowance for doubtful accounts	(1,189)	(364)
Account receivable, net	$111,027	$65,040

The increase in account receivable, net balances in fiscal year 2022 was primarily due to the Heritage AspenTech acquisition. See Note 4, "Acquisitions".

As of June 30, 2022 and September 30, 2021, the Company had no customer receivable balance that represented approximately 10% or more of its total receivables.

11. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements in the accompanying consolidated and combined balance sheets consist of the following:

	June 30,	September 30,
	2022	2021
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Construction in progress	$493	$99
Computer equipment, furniture & fixtures	27,465	24,857
Leasehold improvements	7,158	4,793
Property, equipment and leasehold improvements, at cost	35,116	29,749
Accumulated depreciation	(17,968)	(15,005)
Property, equipment and leasehold improvements, net	$17,148	$14,744

The increase in property, equipment and leasehold improvements, net balances in fiscal year 2022 was primarily due to the Heritage AspenTech acquisition. See Note 4, "Acquisitions".

Property and equipment are stated at cost. The Company records depreciation using the straight-line method over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

Depreciation expense was $3.2 million, $5.3 million and $4.0 million for fiscal 2022, 2021 and 2020, respectively.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying consolidated and combined balance sheets consist of the following:

	June 30, 2022	September 30, 2021
	(Dollars in Thousands)
Compensation-related	$62,813	$24,898
Professional fees	5,799	4,317
Accrued taxes	4,448	5,394
Acquisition related	4,102	—
Royalties and outside commissions	2,773	1,964
Other	10,188	8,755
Total accrued expenses and other current liabilities	$90,123	$45,328

Other non-current liabilities in the accompanying consolidated and combined balance sheets consist of the following:

	June 30, 2022	September 30, 2021
	(Dollars in Thousands)
Accrued pension	$3,593	$1,718
Uncertain tax positions	1,345	—
Asset retirement obligations	831	—
Other	9,791	10,831
Total other non-current liabilities	$15,560	$12,549

13. Credit Agreement

On May 16, 2022, New AspenTech and certain of its subsidiaries entered into a Borrower Assignment and Accession Agreement (the "Borrower Assignment and Accession Agreement") relating to the Amended and Restated Credit Agreement dated December 23, 2019, as amended from time to time, among Heritage AspenTech, the other loan parties from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as previously amended, the “Credit Agreement”).

The Borrower Assignment and Accession Agreement was entered into in connection with the Transactions and Merger. Pursuant to the Borrower Assignment and Accession Agreement, among other things, Heritage AspenTech assigned all of its obligations under the Credit Agreement and related documents to New AspenTech and New AspenTech became the borrower and a loan party under the Credit Agreement. In connection with the Borrower Assignment and Accession Agreement certain subsidiaries acquired in connection with the Transactions and Merger also were joined as guarantors and loan parties under the Credit Agreement.

The Credit Agreement provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The outstanding balance under the Credit Agreement as of the May 16, 2022 Closing Date was $279.5 million.

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to, at the Company's option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate plus 0.5%, and (iii) the LIBO rate multiplied by the Statutory Reserve Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of Credit Agreement and thereafter based on its leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on its leverage ratio. The interest rate as of June 30, 2022 was 2.74% on $276.0 million in outstanding borrowings on its term loan facility.

As of June 30, 2022, the Company's current and non-current borrowings primarily consisting of the term loan facility were $28.0 million and $245.6 million, respectively.

Outstanding balances of the indebtedness under the revolving credit facility mature on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2023	$28,000
2024	36,000
2025	212,000
Total	$276,000

The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of June 30, 2022, the Company was in compliance with these covenants.

14. Stock-Based Compensation

Emerson Performance Shares and Restricted Stock Units

Certain employees of the Industrial Software Business participate in Emerson stock-based compensation plans, and were granted performance share and restricted stock units. Compensation expense is recognized based on Emerson’s cost of the awards under ASC 718, Compensation- Stock Compensation. All awards granted under these stock-based compensation plans are based on Emerson’s common stock and are not indicative of the results that the Industrial Software Business would have experienced as a separate and independent business for the periods presented. Stock-based compensation expense reflected in the Company's financial statements relating to these awards was $1.1 million, $1.7 million and $0.6 million for 2022, 2021, and 2020, respectively.

Heritage AspenTech Equity Incentive Awards

Pursuant to the terms of the Transaction Agreement, each outstanding option to purchase shares of Heritage AspenTech common stock, whether vested or unvested, that was unexercised as of immediately prior to the Closing Date was converted into an option to acquire shares of New AspenTech. Each converted option is subject to the same terms and conditions as applied to the original option. In addition, each outstanding award of restricted stock units with respect to shares of Heritage AspenTech common stock that were unvested as of immediately prior to the Closing Date was converted into an award of restricted stock units with respect to shares of New AspenTech. Each converted restricted stock unit is also subject to the same terms and conditions as applied to the original restricted stock unit.

Immediately prior to the Closing Date, Heritage AspenTech had 1,326,860 stock options to purchase common stock (stock options) and 504,386 restricted stock units (RSUs) outstanding, which were converted to 1,165,494 New AspenTech stock options and 453,397 New AspenTech RSUs after the Closing Date.

ASC 805 requires the Company to determine the fair value of the New AspenTech share-based payment awards related to the replacement of the Heritage AspenTech share-based payment awards, and allocate the total fair value based on the services that are attributable to the pre- and post-combination service periods, respectively. The portion that is attributable to the pre-combination service period is considered part of the consideration transferred for Heritage AspenTech and included as part of the purchase price. The portion that is attributable to the post-combination service period will be recognized as stock-based compensation expense in the post-combination consolidated financial statements over the remaining requisite service period.

The fair value of the replacement awards that are attributable to pre- and post-combination services is as follows:

	Pre-combination portion	Post-combination portion
Restricted stock units	$22,422	$61,898
Stock options	79,883	34,752
Total	$102,305	$96,650

New AspenTech Equity Incentive Awards

Omnibus Plan

On May 16, 2022, the stockholders of the Company approved the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan was previously approved by the Company’s board of directors, subject to stockholders’ approval. The Omnibus Plan permits the grant of restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards. A total of 4,564,508 shares of the Company's common stock is available for grants under the Omnibus Plan, subject to adjustment under certain circumstances described in the Omnibus Plan.

Option awards have been granted with an exercise price equal to the market closing price of the Company's stock on the trading day prior to the grant date. Those options generally vest over 4 years and expire within 7 years or 10 years of grant. RSUs generally vest over four years.

Employee Stock Purchase Plan

On May 16, 2022, the stockholders of New AspenTech approved the Aspen Technology, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP was previously approved by New AspenTech’s board of directors, subject to stockholders’ approval. A total of 184,010 shares of New AspenTech common stock is available for grants under the ESPP, subject to adjustment under certain circumstances described in the ESPP.

The ESPP permits eligible employees to purchase a limited amount of common stock as defined in the ESPP through payroll deductions at a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of each six-month offering period.

As of June 30, 2022, there were 184,010 shares of common stock available for issuance under the ESPP.

Stock Compensation Accounting

The Company's stock-based compensation is accounted for as awards of equity instruments. Its policy is to issue new shares upon the exercise of vested stock awards.

The Company utilized the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of its common stock. The expected stock price volatility is determined based on its stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on the Company's history and expectation of not paying dividends on common shares. The Company recognized stock-based compensation expense on a straight-line basis, net of forfeitures as they occur, over the requisite service period for time-vested awards.

The Company utilized the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended June 30,
2022
Risk-free interest rate	3.0%
Expected dividend yield	None
Expected life (in years)	5.2
Expected volatility factor	36.1%

The stock-based compensation expense and its classification in the accompanying consolidated and combined statements of operations for fiscal 2022, 2021 and 2020 was as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Recorded as expenses:
Cost of license and solutions	$1,351	$—	$—
Cost of maintenance	344	—	—
Cost of service and other	282	—	—
Selling and marketing	2,850	—	—
Research and development	3,507	—	—
General and administrative	7,429	1,744	606
Total stock-based compensation	$15,763	$1,744	$606

A summary of stock option and RSU activity under all equity plans in fiscal 2022 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021	—	$—	—	$—	—	$—
Issuance of replacement awards	1,165,494	101.44			453,397	166.30
Issuance of non-replacement awards	76,056	193.55			124,226	193.70
Settled (RSUs)					(87,930)	188.32
Exercised	(62,250)	93.32
Cancelled / Forfeited	(3,447)	138.78			(5,149)	184.62
Outstanding at June 30, 2022	1,175,853	$120.03	7.06	$75,597	484,544	$188.45
Exercisable at June 30, 2022	741,229	$145.35	5.89	$62,809
Vested and expected to vest at June 30, 2022	1,127,939	$118.86	6.99	$73,865	403,595	$188.37

The weighted average estimated fair value of option awards granted during fiscal 2022 was $71.90.

During fiscal 2022, the weighted average grant-date fair value of RSUs granted was 193.70. During fiscal 2022, the total fair value of vested shares from RSU grants amounted to $46.6 million.

As of June 30, 2022, the total future unrecognized compensation cost related to stock options and RSUs was $35.3 million and $69.5 million, respectively, and are expected to be recorded over a weighted average period of 2.36 years and 2.77 years, respectively.

During fiscal 2022, the weighted average exercise price of stock options granted was $193.35. The total intrinsic value of options exercised during fiscal 2022 was $18.7 million. The Company received $23.0 million in cash proceeds from issuances of shares of common stock during fiscal 2022. The Company paid $16.0 million for withholding taxes on vested RSUs during fiscal 2022.

At June 30, 2022, common stock reserved for future issuance under equity compensation plans was 4.4 million shares.

15. Net Income Per Share

Basic income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted income per share is determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income per share based on the treasury stock method.

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the fiscal years ended June 30, 2022 and September 30, 2021 and 2020 are as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
(Dollars and Shares in Thousands, Except per Share Data)	2022	2021	2020

Net income (loss)	$53,146	$(20,608)	$(20,317)

Weighted average shares outstanding	40,931	36,308	36,308
Dilutive impact from:
Employee equity awards	77	—	—
Dilutive weighted average shares outstanding	41,008	36,308	36,308
Income per share
Basic	$1.30	$(0.57)	$(0.56)
Dilutive	$1.30	$(0.57)	$(0.56)

Prior to the Transactions and Merger, the Industrial Software Business did not have any shares of common stock outstanding. Accordingly, net loss per share for fiscal 2021 and 2020 has been calculated using weighted average shares outstanding (basic and diluted), which represents the number of shares of New AspenTech common stock issued to Emerson on the Closing Date of the Transactions and Merger. When determining net income per share for fiscal 2022, the calculation of weighted average shares outstanding assumes that those shares of New AspenTech common stock were issued to Emerson at the beginning of fiscal 2022.

For fiscal year 2022, certain employee equity awards were anti-dilutive based on the treasury stock method. 65,257 shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of the balance sheet date.

Options to purchase 8,258 shares of the Company's common stock as of June 30, 2022 were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $144.86 per share to $201.70 per share and were greater than the average market price of its common stock during the period then ended. These options were outstanding as of June 30, 2022 and expire at various dates through June 27, 2032.

16. Income Taxes

The Industrial Software Business operations have historically been included in Emerson’s combined U.S. and non-U.S. income tax returns, in most locations. Income tax expense and deferred income tax balances are presented in the consolidated and combined financial statements as if the Industrial Software Business filed its own income tax returns in each jurisdiction. Accordingly, tax results are presented utilizing the separate return method as if the entity filed separate tax returns. The results are not necessarily indicative of future performance and do not necessarily reflect the results that the Industrial Software Business would have generated as a separate and independent business for the periods presented. As a result, certain tax attributes are not available for use in future periods as they were used in Emerson consolidated or combined tax return filings. Accordingly, as a result of the Transaction, some portion of the tax payable which Emerson is responsible for, the tax attributes and related valuation allowance have been adjusted to reflect the balances after the Transaction. These adjustments had no impact on income tax expense in the consolidated and combined financial statements.

Income (loss) before provision for income taxes consists of the following:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Domestic	$29,905	$(86,550)	$(18,594)
Foreign	10,056	20,637	(3,851)
Income (loss) before provision for income taxes	$39,961	$(65,913)	$(22,445)

The provision (benefit) for income taxes shown in the accompanying consolidated and combined statements of operations is composed of the following:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Federal—
Current	$59,162	$2,702	$130
Deferred	(70,046)	(48,043)	—
State—
Current	4,385	1,004	39
Deferred	(10,431)	(4,980)	—
Foreign—
Current	3,465	4,191	1,136
Deferred	280	(179)	(3,433)
	$(13,185)	$(45,305)	$(2,128)

The provision (benefit) for income taxes differs from that based on the federal statutory rate due to the following:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
	(Dollars in Thousands)
Taxes at U.S. statutory rate (21%)	$8,392	$(13,842)	$(4,713)
State and local taxes, net of federal tax benefit	(7,003)	(3,141)	31
Foreign derived intangible income (FDII)	(17,150)	—	—
Foreign taxes and rate differences	2,669	1,181	(142)
Uncertain tax positions	(2,556)	(2,522)	(1,603)
Tax credits	(3,385)	(523)	(290)
Change in valuation allowance	5,287	(27,953)	3,638
Other	561	1,495	951
Provision- (benefit) for income taxes	$(13,185)	$(45,305)	$(2,128)

The Company's tax benefit for the fiscal 2022 was favorably impacted primarily by the Foreign-Derived Intangible Income (“FDII”) deduction, the benefit from the remeasurement of state deferred taxes related to the Transaction, tax credits, and the release of the uncertain tax position due to the statute expiration, offset by the valuation allowance on certain jurisdictions. Assuming certain requirements are met, the FDII deduction is a benefit for U.S. companies that sell their products or services to customers for use outside the U.S.

Net deferred tax liabilities consist of the following at June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
	(Dollars in Thousands)
Deferred tax assets:
Federal, state and foreign credits	$10,162	$13,171
Net operating loss carryforwards	11,557	14,442
Deferred revenue	11,783	—
Other reserves and accruals	23,429	3,525
Intangible assets	21,694	17,863
Property, leasehold improvements and other basis differences	5,135	—
Other temporary differences	3,615	3,555
Total gross deferred tax assets	87,375	52,556
Valuation allowance	(24,110)	(14,590)
Total net deferred tax assets	63,265	37,966

Deferred tax liabilities:
Intangible assets	(1,099,532)	(172,551)
Contract assets and costs	(91,298)	—
Deferred revenue	(1,092)	(2,404)
Property, leasehold improvements, and other basis differences	(7,634)	(2,087)
Other temporary differences	(4,180)	(2,710)
Total gross deferred tax liabilities	(1,203,736)	(179,752)

Net deferred tax assets (liabilities)	$(1,140,471)	$(141,786)

Reflected in the deferred tax assets above at June 30, 2022, the Company has foreign net operating loss carryforwards of $52.1 million, with unlimited carryforwards, federal and state research & development (R&D) credits of $6.6 million and foreign R&D credits of $3.6 million which begin to expire in 2027.

The Company's valuation allowance for deferred tax assets was $24.1 million and $14.6 million as of June 30, 2022 and September 30, 2021, respectively. The significant items of the valuation allowance as of June 30, 2022 are attributable to a reserve against foreign deferred tax assets of $7.6 million, foreign net operating losses of $8.8 million and state R&D credits of $7.1 million.

For fiscal 2022, the Company's income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of “more likely than not.” Tax liabilities were recorded as a component of their income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

A reconciliation of the reserve for uncertain tax positions is as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021
	(Dollars in Thousands)
Beginning balance	$8,032	$11,410
Additions for current year tax positions	396	542
Additions for prior year tax positions	1,761	2,060
Reductions for prior year tax positions	(2,250)	(3,746)
Reductions for settlements with tax authorities	—	(976)
Reductions for expirations of statute of limitations	(1,223)	(1,258)
Uncertain tax positions, end of year	$6,716	$8,032

At June 30, 2022, the total amount of unrecognized tax benefits is $6.7 million. Upon being recognized, $6.7 million would reduce the effective tax rate. The Company's policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. As of June 30, 2022, the Company had approximately $1.3 million of accrued interest and $0.8 million of penalties related to uncertain tax positions. The Company recorded a benefit for interest and penalties of approximately $0.2 million during fiscal 2022. It is reasonably possible as of June 30, 2022 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $0.5 million over the next twelve-month period

The Company is subject to income tax in many jurisdictions outside the U.S. The Company is no longer under examination by the taxing authority regarding any U.S. federal income tax returns for fiscal years prior to 2019. Its operations in certain jurisdictions remain subject to examination for tax years 2014 to 2021, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to its consolidated and combined financial statements.

17. Related-Party Transactions

The Company utilizes Emerson's centralized treasury function which manages the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis. Pooled cash and nontrade balances attributable to Emerson have been presented as receivables from related parties or due to related parties in the consolidated and combined financial statements of the Company.

Receivables from related parties and due to related parties reported in the consolidated and combined balance sheets as of June 30, 2022 and September 30, 2021 include the following:

	June 30,	September 30,
	2022	2021
Interest bearing receivables from related parties	$16,122	$—

Trade receivables from related parties	819	285
Interest bearing payables to related parties	2,028	—
Trade payables to related parties	2,083	3,019

Before the Closing Date, the Industrial Software Business was charged for costs directly attributable to the Industrial Software Business and was allocated a portion of Emerson’s general corporate costs. All of these costs are reflected in the Industrial Software Business’s consolidated and combined financial statements. Management believes the methodologies and assumptions used to allocate these costs to the Industrial Software Business are reasonable.

Emerson maintains a centralized information technology function for its units. Services provided include application hosting, network support, network security, messaging, and technology related services. Before the Closing Date, charges to the Industrial Software Business for these services were based on Emerson’s costs and the Industrial Software Business’s actual usage. Emerson administers a medical insurance program for its employees in the U.S. that the Industrial Software Business participated in and for which, before the Closing Date, it recorded the cost of claims incurred each period. The Industrial Software Business participated in other Emerson programs including, but not limited to, workers compensation and general and product liability insurance. Before the Closing Date, other Emerson programs were charged to the Industrial Software Business based on cost incurred and usage.

Before the Closing Date, the Industrial Software Business utilized Emerson global shared service centers that host Industrial Software Business-dedicated resources providing customer facing support, research and development, and back office financial services. Costs for Industrial Software Business-dedicated resources were directly charged to the Industrial Software Business, most which related to employee compensation and benefits, with the remaining portion related to the Industrial Software Business’s share of facility overhead, allocated based on headcount or space occupied. In addition, before the Closing Date, general corporate costs incurred by Emerson were allocated to the Industrial Software Business, based on its proportionate share of Emerson’s total consolidated revenue, and included the cost of support functions such as procurement, logistics, marketing, human resources, legal, finance, internal audit and other Emerson corporate functions.

At the Closing Date, Emerson and the Company entered into the transition service agreement (“TSA”) for the provision of certain transitionary services from Emerson to New AspenTech. Pursuant to the TSA, Emerson will provide New AspenTech and its subsidiaries with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. TSA related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as accounts payable or accrued expenses or prepaid expenses to related parties in the consolidated and combined financial statements presented.

Allocations and charges from Emerson are as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
Corporate costs	$3,212	$5,536	$2,771
Information technology	1,684	1,908	1,132
Insurance and other benefits	446	1,263	1,086
Shared services and other	10,294	9,300	8,614

Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other is allocated to cost of goods sold and operating expenses based on systemic methods.

Before the Closing Date, the Industrial Software Business engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. Revenue from Emerson are as follows:

	Nine-Month Period Ended June 30,	Year Ended September 30,
	2022	2021	2020
Revenue from Emerson affiliates	$—	$2	$1,582
Purchases from Emerson affiliates	2,337	241	—

Emerson Share Maintenance Rights

Immediately following the Closing Date, Emerson beneficially owned 55% of the fully diluted shares of New AspenTech common stock. Under the Transaction Agreement, Emerson has the right to acquire additional equity securities of New AspenTech pursuant to pre-agreed procedures and rights in order to maintain its 55% ownership. No additional shares of common stock, or any other equity securities of New AspenTech, were issued to Emerson subsequent to the Closing Date through June 30, 2022.

18. Commitments and Contingencies

The Company accrues estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. The Company believes they have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.

There were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated and combined financial statements, nor were there any material commitments outside the normal course of business.

19. Retirement Plans

Most of the Company’s U.S. and non-U.S. employees participate in defined contribution plans, including 401(k), profit sharing, and other savings plans that provide retirement benefits. In U.S., the Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee’s pretax contribution. The Company made matching contributions of approximately $1.9 million, $2.0 million and $1.7 million in fiscal 2022, 2021 and 2020, respectively. Additionally, the Company participates in certain government mandated and defined contribution plans throughout the world for which the Company complies with all funding requirements. The total expenses related to employees participating in these plans were $2.0 million, $5.1 million, and $2.1 million for 2022, 2021, and 2020, respectively.

Certain non-U.S. employees participate in Company-specific or statutorily required defined benefit plans. In general, the Company’s policy is to fund these plans based on legal requirements, requirnIed benefit payments, and other factors. Defined benefit plan expense, benefits paid, and benefit plan contributions made by the Company were not material for all periods presented.

The non-U.S. defined benefit liability was $7.0 million and $2.8 million as of June 30, 2022 and September 30, 2021, respectively, as the projected benefit obligation and fair value of plan assets were $11.6 million and $4.6 million as of June 30, 2022 and $7.3 million and $4.5 million as of September 30, 2021, respectively, while the deferred actuarial gain in accumulated other comprehensive income was $0.8 million as of June 30, 2022 and a gain of $0.8 million as of September 30, 2021.

20. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company's chief operating decision maker is its President and Chief Executive Officer.

Prior to the Transactions and Merger, the Industrial Software Business had two operating and reportable segments: OSI Inc. and GSS (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the Closing Date). The Transaction and Merger resulted in the creation of a third operating and reportable segment: Heritage AspenTech. A description of the product and service offerings by each of the three business segments follows.

OSI Inc. offers operational technology (“OT”) solutions that enable utilities to control generation, transmission, and distribution of power and ultimately ensure supply equals demand in the power grid. OSI Inc.’s systems also play a key role in the energy transition to a more carbon neutral footprint. Utilities use OSI Inc.’s control platform to transform and digitize operations to more seamlessly incorporate renewable energy resources and improve energy efficiency and reliability. OSI Inc.’s energy management systems also provide efficient and holistic modeling, monitoring and controlling of complex transmission networks and generation fleets to manage grid stability and ensure security and regulatory compliance.

SSE is a leading developer of software solutions to the global energy and alternative energy, carbon capture and storage, and minerals and mining industries. SSE provides geological simulation software that characterizes subsurface geological formations from seismic interpretation to dynamic simulation, connecting reservoirs to operational activities to optimize production and utilization.

Heritage AspenTech is a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. Heritage AspenTech’s software and related services have been developed specifically for companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods. Companies use Heritage AspenTech solutions to improve competitiveness and profitability by; increasing throughput, energy efficiency, and production levels; reducing unplanned downtime, plant emissions, and safety risks; enhancing capital efficiency; and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.

The primary income measure used for assessing business segment performance and making operating decisions is earnings (loss) from operations. Summarized below is information about the Company's operations by business segment, geography and product and service offerings:

Business Segment

				Earnings (loss)
	Revenue			from Operations			Total Assets
	2022	2021	2020	2022	2021	2020	2022	2021	2020
OSI Inc.	$143,214	$173,252	$—	$(23,460)	$(57,876)	$—	$1,762,915	$1,805,001	$—
SSE	88,272	127,388	130,495	(3,864)	(2,563)	(18,060)	279,557	311,755	335,651
Heritage AspenTech	173,810	—	—	63,481	—	—	12,927,450	—	—
	$405,296	$300,640	$130,495	$36,157	$(60,439)	$(18,060)	$14,969,922	$2,116,756	$335,651

Revenue by Product and Service Offering

	OSI Inc.	SSE	Heritage AspenTech	Total
2022
License and solutions	$106,704	$27,213	$144,672	$278,589
Maintenance	30,971	47,542	25,273	103,786
Services and other	5,539	13,517	3,865	22,921
Total	$143,214	$88,272	$173,810	$405,296

2021
License and solutions	$134,797	$46,117	$—	$180,914
Maintenance	31,777	60,785	—	92,562
Services and other	6,678	20,486	—	27,164

Total	$173,252	$127,388	$—	$300,640

2020
License and solutions	$—	$42,038	$—	$42,038
Maintenance	—	65,591	—	65,591
Services and other	—	22,866	—	22,866
Total	$—	$130,495	$—	$130,495

Geographic Information

Revenue by Destination

	OSI Inc.			SSE			Heritage AspenTech			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Americas	$117,289	$149,853	$—	$27,982	$32,461	$39,705	$89,112	$—	$—	$234,383	$182,314	$39,705
Asia, Middle East and Africa	13,713	17,041	—	35,354	43,259	41,496	36,888	—	—	85,955	60,300	41,496
Europe	12,212	6,358	—	24,936	51,668	49,294	47,810	—	—	84,958	58,026	49,294
Total	$143,214	$173,252	$—	$88,272	$127,388	$130,495	$173,810	$—	$—	$405,296	$300,640	$130,495

Americas included revenue in the U.S. of $173.5 million, $123.2 million, and $18.5 million for fiscal 2022, 2021, and 2020.

	Property, Equipment, and
	Leasehold Improvements, Net
	2022	2021	2020
Americas	$14,591	$11,819	$4,322
Asia, Middle East and Africa	1,154	1,393	768
Europe	1,403	1,532	1,488
Total	$17,148	$14,744	$6,578

Property, equipment, and leasehold improvements located in the U.S. were $13.0 million, $10.5 million, and $3.6 million for fiscal 2022, 2021 and 2020.

21. Transition Period Comparative Data (Unaudited)

As discussed in Note 1, this Transition Report on Form 10-KT includes financial information for the nine-month period ended June 30, 2022, and fiscal years ended September 30, 2021 and 2020. The unaudited Consolidated and Combined Statements of Operations and Cash Flows for the nine-month period ended June 30, 2022 and 2021, are summarized below. All data for the nine-month period ended June 30, 2021, are derived from the Company’s unaudited consolidated and combined financial statements.

	Nine-Month Period Ended
	June 30,	June 30,
(Dollars in Thousands, Except per Share Data)	2022	2021
		(Unaudited)

Revenue	$405,296	$223,625
Cost of revenue	156,396	119,490
Gross profit	248,900	104,135
Operating expenses	212,743	150,690
Earnings (loss) from operations	36,157	(46,555)
Other income (expense), net	310	(4,000)
Interest income (expense), net	3,494	157
Income before provision for income taxes	39,961	(50,398)
(Benefit) for income taxes	(13,185)	(40,992)
Net income	$53,146	$(9,406)

Net income per common share:
Basic	$1.30	$(0.26)
Diluted	$1.30	$(0.26)
Weighted average shares outstanding:
Basic	40,931	36,308
Diluted	41,008	36,308

	Nine-Month Period Ended
	June 30,	June 30,
	2022	2021
		(unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$53,146	$(9,406)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,930	95,222
Reduction in the carrying amount of right-of-use assets	5,915	3,803
Net foreign currency (gains) losses	(306)	3,987
Stock-based compensation	15,763	1,377
Deferred tax liability	(79,021)	(51,394)
Provision for bad debts	794	(204)
Other non-cash operating activities	228	104
Changes in assets and liabilities:
Accounts receivable	11,204	10,214
Other current assets	—	314
Contract assets	(78,122)	(13,092)
Other non-current assets	—	(572)
Contract costs	(4,992)	—
Lease liabilities	(5,558)	(4,252)
Prepaid expenses, prepaid income taxes, and other assets	(8,776)	—
Accounts payable, accrued expenses, income taxes payable and other liabilities	(23,674)	494
Contract liabilities	22,431	27,392
Net cash provided by operating activities	28,962	63,987
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,263)	(3,165)
Proceeds from sale of property and equipment	91	(1,587,737)
Payments for business acquisitions, net of cash acquired	(5,571,931)	—
Payments for equity method investments	(24)	—
Payments for capitalized computer software costs	(508)	—
Other, net	(553)	(123)
Net cash (used in) investing activities	(5,575,188)	(1,591,025)
Cash flows from financing activities:
Issuance of shares of common stock	5,702	—
Payment of tax withholding obligations related to restricted stock	(1,676)	—
Deferred business acquisition payments	(1,200)	—
Repayments of amounts borrowed under term loan	(6,000)	—
Net transfers from (to) Parent Company	5,971,995	1,536,341
Net cash provided by financing activities	5,968,821	1,536,341
Effect of exchange rate changes on cash and cash equivalents	1,417	(143)
Increase in cash and cash equivalents	424,012	9,160
Cash and cash equivalents, beginning of year	25,713	14,499
Cash and cash equivalents, end of year	$449,725	$23,659
22. Subsequent Events

The Company has evaluated subsequent events through August 25, 2022, which is the date the consolidated and combined financial statements were available to be issued.

On July 27, 2022, the Company announced that it entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the mining industry, from private equity firm Potentia Capital and other sellers for AUD$900 million in cash (approximately $623 million USD). The Company currently intends to finance the transaction through a combination of cash on hand and an unsecured bridge term loan in the amount of US$475 million, subject to customary limited conditions. The acquisition is expected to close in the fiscal second quarter of 2023, subject to receipt of regulatory approvals. In connection with the agreement to purchase Micromine, the Company also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges to Costs and Expenses	Returns and Write-Offs	Acquisitions/Divestiture/Other	Foreign Currency Exchange	Balance at End of Year
	(Dollars in Thousands)
Year ended June 30, 2022 Allowance for doubtful accounts	$(364)	$(794)	$676	$(624)	$(83)	$(1,189)
Year ended September 30, 2021 Allowance for doubtful accounts	(1,288)	145	(91)	7	863	(364)
Year ended September 30, 2020 Allowance for doubtful accounts	(2,444)	(115)	294	955	22	(1,288)

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Transition Report on Form 10-KT

2.1	Transaction Agreement and Plan of Merger

2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger

2.3	Amendment No. 2 to Transaction Agreement and Plan of Merger

3.2	Amended and Restated Certificate of Incorporation of Emersub CX, Inc. May 16, 2022

3.3	Amended and Restated Bylaws of Aspen Technology, Inc.

10.1	Stockholders Agreement

10.2	Registration Rights Agreement

10.3	Tax Matters Agreement

10.4	Commercial Agreement

10.5	Aspen Technology, Inc. 2022 Employee Stock Purchase Plan

10.6^	Aspen Technology, Inc. 2022 Omnibus Incentive Plan

10.7^	Aspen Technology, Inc. FY23 Executive Bonus Plan

10.8^	Aspen Technology, Inc. Executive Retention Agreement

10.9^	Indemnification Agreement	X

10.10	Amended and Restated Credit Agreement

10.11	Waiver and Second Amendment of Credit Agreement

10.12	Borrower Assignment and Accession Agreement

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of KPMG LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
____________________________________________
+ Certain information redacted and replaced with “[***]”
^    Management contract or compensatory plan or arrangement

*    The certification attached as Exhibit 32.1 that accompanies this Form 10-KT is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Aspen Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-KT, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: August 25, 2022	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2022	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI	President and Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2022
Antonio J. Pietri

/s/ CHANTELLE BREITHAUPT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 25, 2022
Chantelle Breithaupt

/s/ CHRISTOPHER J. STAGNO	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2022
Christopher J. Stagno

/s/ JILL D. SMITH	Chair of the Board of Directors	August 25, 2022
Jill D. Smith

/s/ PATRICK M. ANTKOWIAK	Director	August 25, 2022
Patrick M. Antkowiak

/s/ ROBERT BEAUCHAMP	Director	August 25, 2022
Robert Beauchamp

/s/ THOMAS F. BOGAN	Director	August 25, 2022
Thomas F. Bogan

/s/ KAREN GOLZ	Director	August 25, 2022
Karen Golz

/s/ RAM R. KRISHNAN	Director	August 25, 2022
Ram R. Krishnan

/s/ ARLEN R SHENKMAN	Director	August 25, 2022
Arlen R. Shenkman

/s/ ROBERT M. WHELAN, JR.	Director	August 25, 2022
Robert M. Whelan, Jr.