Form 10-Q
period 2022-09-30
Aspen Technology, Inc.
filed 2022-11-01
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-262106

ASPEN TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3100817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Crosby Drive
Bedford
Massachusetts	01730
(Address of principal executive offices)	(Zip Code)
(781) 221-6400
(Registrant’s telephone number, including area code)

____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	AZPN	NASDAQ Global Select Market
____________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
There were 64,540,036 shares of common stock outstanding as of October 25, 2022.

Aspen Technology, Inc. ("AspenTech") has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2023” refers to the year ending June 30, 2023).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated and Combined Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2022	2021
	(Dollars and Shares in Thousands)
Revenue:
License and solutions	$160,224	$44,215
Maintenance	78,366	24,535
Services and other	12,229	8,265
Total revenue	250,819	77,015
Cost of revenue:
License and solutions	69,513	34,388
Maintenance	9,217	4,234
Services and other	12,400	4,898
Total cost of revenue	91,130	43,520
Gross profit	159,689	33,495
Operating expenses:
Selling and marketing	118,274	25,000
Research and development	49,740	15,555
General and administrative	42,848	6,617
Restructuring costs	9	207
Total operating expenses	210,871	47,379
(Loss) from operations	(51,182)	(13,884)
Other (expense), net	(58,632)	(1,359)
Interest income (expense), net	5,023	(272)
(Loss) before provision for income taxes	(104,791)	(15,515)
(Benefit) for income taxes	(93,547)	(4,313)
Net (loss)	$(11,244)	$(11,202)
Net (loss) per common share:
Basic	$(0.17)	$(0.31)
Diluted	$(0.17)	$(0.31)
Weighted average shares outstanding:
Basic	64,454	36,308
Diluted	64,454	36,308

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
Net (loss)	$(11,244)	$(11,202)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,865)	803
Total other comprehensive (loss) income	(8,865)	803
Comprehensive (loss)	$(20,109)	$(10,399)

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

	September 30, 2022	June 30, 2022
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$382,458	$449,725
Accounts receivable, net	97,340	111,027
Current contract assets, net	519,184	428,833
Prepaid expenses and other current assets	26,379	23,461
Receivables from related parties	14,573	16,941
Prepaid income taxes	55,057	17,503
Total current assets	1,094,991	1,047,490
Property, equipment and leasehold improvements, net	17,110	17,148
Goodwill	8,326,336	8,266,809
Intangible assets, net	5,021,909	5,112,781
Non-current contract assets, net	396,907	428,232
Contract costs	8,679	5,473
Operating lease right-of-use assets	74,201	78,286
Deferred tax assets	24,104	4,937
Other non-current assets	7,166	8,766
Total assets	$14,971,403	$14,969,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,732	21,416
Accrued expenses and other current liabilities	90,439	90,123
Liability from foreign currency forward contract	50,259	—
Due to related parties	16,520	4,111
Current operating lease liabilities	7,237	7,191
Income taxes payable	—	6,768
Current borrowings	30,000	28,000
Current contract liabilities	131,346	143,327
Total current liabilities	337,533	300,936
Non-current contract liabilities	21,261	21,081
Deferred income tax liabilities	1,116,332	1,145,408
Non-current operating lease liabilities	67,662	71,933
Non-current borrowings, net	240,000	245,647
Other non-current liabilities	17,825	15,560
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 64,531,300 shares at September 30, 2022 and 64,425,378 shares at June 30, 2022 Outstanding— 64,531,300 shares at September 30, 2022 and 64,425,378 shares at June 30, 2022	6	6
Additional paid-in capital	13,129,112	13,107,570
Retained earnings	55,125	66,369
Accumulated other comprehensive (loss)	(13,453)	(4,588)
Total stockholders’ equity	13,170,790	13,169,357
Total liabilities and stockholders’ equity	$14,971,403	$14,969,922

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY/
STOCKHOLDERS’ EQUITY
(Unaudited)

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net Loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive (loss)	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock and net share settlement relating to withholding taxes	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790

	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity/Stockholders’ Equity

	(Dollars in Thousands, Except Share Data)
Balance June 30, 2021	$1,772,671	$(6,487)	$1,766,184
Net Loss	(11,202)	—	(11,202)
Net transfer from Emerson	15,561	—	15,561
Other comprehensive income (loss)	—	803	803
Balance September 30, 2021	$1,777,030	$(5,684)	$1,771,346

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
Cash flows from operating activities:
Net (loss)	$(11,244)	$(11,202)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122,546	30,420
Reduction in the carrying amount of right-of-use assets	3,291	1,712
Net foreign currency losses	8,332	1,538
Stock-based compensation	17,736	368
Deferred income taxes	(70,438)	(5,692)
Provision for receivables	3,609	59
Other non-cash operating activities	3,225	61
Changes in assets and liabilities:
Accounts receivable	8,009	(15,690)
Contract assets	(68,357)	(4,776)
Contract costs	(3,451)	—
Lease liabilities	(1,659)	(421)
Prepaid expenses, prepaid income taxes, and other assets	(47,004)	1,811
Liability from foreign currency forward contract	50,259	—
Accounts payable, accrued expenses, income taxes payable and other liabilities	(13,476)	(2,234)
Contract liabilities	3,699	(5,140)
Net cash provided by (used in) operating activities	5,077	(9,186)
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,321)	(2,607)
Payments for business acquisitions, net of cash acquired	(74,947)	(1,065)
Payments for capitalized computer software development costs	(99)	—
Purchases of other assets	—	(285)
Net cash used in investing activities	(76,367)	(3,957)
Cash flows from financing activities:
Issuance of shares of common stock	8,470	—
Payment of tax withholding obligations related to restricted stock	(3,422)	—
Deferred business acquisition payments	(1,363)	—
Repayments of amounts borrowed under term loan	(6,000)	—
Net transfers from Parent Company	12,446	15,195
Payments of debt issuance costs	(2,375)	—
Net cash provided by financing activities	7,756	15,195
Effect of exchange rate changes on cash and cash equivalents	(3,733)	2
(Decrease) increase in cash and cash equivalents	(67,267)	2,054
Cash and cash equivalents, beginning of period	449,725	23,659
Cash and cash equivalents, end of period	$382,458	$25,713

Supplemental disclosure of cash flow information:
Income taxes paid, net	$6,950	$3,632
Interest paid	3,815	355
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(702)	$483
Lease liabilities arising from obtaining right-of-use assets	68	—

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Aspen Technology, Inc., together with its subsidiaries (“AspenTech" or “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company's unique combination of product capabilities and deep domain expertise and award-winning innovation, customers across diverse end markets in capital-intensive industries can improve their operational excellence while achieving sustainability goals.

On October 10, 2021, Emerson Electric Co. (“Emerson”) entered into a definitive agreement (the “Transaction Agreement”) with Aspen Technology Corporation. (“Heritage AspenTech”) to contribute the Emerson Industrial Software Business (the "Industrial Software Business"), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included Open Systems International, Inc. (“OSI Inc.”) and Geological Simulation Software (“GSS”), which we have renamed as Subsurface Science & Engineering (“SSE”). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owns 55% of AspenTech on a fully diluted basis as of September 30, 2022.

On July 27, 2022, the Company entered into a definitive agreement to acquire Mining Software Holdings Pty Ltd ("Micromine") for AU $900 million in cash (approximately $623.0 million based on exchange rates when the acquisition was initially announced). Micromine is a global leader in design and operational management solutions for the metals and mining industry. The Company currently intends to finance the transaction through a combination of cash on hand and additional debt financing. The acquisition is expected to close in the fiscal second quarter of 2023, subject to receipt of regulatory approvals.

The Company operates globally in 80 countries as of September 30, 2022.

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Aspen Technology, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Transaction was accounted for as a business combination in accordance with U.S. GAAP, with the Industrial Software Business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, for the three-month interim period ended September 30, 2021, the consolidated and combined financial statements comprise the results of the Industrial Software Business only and do not include the results of Heritage AspenTech.

We have prepared the accompanying consolidated and combined financial statements as of September 30, 2022, and for the first quarter of fiscal 2023 and 2022, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States (GAAP). These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. The actual results that we experience may differ materially from our estimates.

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. We have evaluated subsequent events through the date that the financial statements were issued.

Russia and Ukraine

While the Company has no operations in Ukraine, the ongoing conflict there could negatively impact its financial position, results of operations and cash flows. The United States and other governments have imposed sanctions and taken other regulatory actions that adversely affect doing business in Russia and with Russian companies. The Company maintains operations in Russia, licenses software and provides related services to customers in Russia and areas of Ukraine that are not under sanction. The Company had net sales of approximately $10.0 million for the three-month period ended September 30, 2022, and total assets of approximately $24.5 million as of September 30, 2022, related to operations in Russia. While the conflict has not had a material impact on the Company's financial results thus far, the Company continues to evaluate the impact of the various sanctions, export control measures and business restrictions imposed by the United States and other governments on its ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia and areas of Ukraine that are not under sanction. The outcome of these assessments will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, no material impact to supply chain operations is expected due to the conflict in Ukraine.

If the sanctions and other retaliatory measures and restrictions imposed by the global community change, the Company may be required to cease or suspend operations in the region or, should the conflict or the effects of these sanctions, measures and restrictions worsen, the Company may voluntarily elect to do so. Any disruption to, or suspension of, the Company’s business and operations in Russia would result in the loss of revenues from the business in Russia. In addition, as a result of the risk of collectability of receivables from customers in Russia, the Company may be required to adjust accounting practices relating to revenue recognition in this region, with the result that the Company may not be able to recognize revenue until risk of revenue reversal is not probable.

2.  Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated and combined financial statements included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022. There were no material changes to our significant accounting policies during the three months ended September 30, 2022, other than those noted below.

(a) Derivatives and Hedging

We use derivative instruments to manage exposures to foreign currency exchange rate risks. Our primary objective is holding derivatives to reduce the volatility of cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

The Company accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated and combined balance sheet and measures those instruments at fair value. The Company’s foreign currency forward contracts as described in Note 11 do not qualify for hedge accounting. Accordingly, the changes in fair value of the derivative transactions are presented currently in earnings.

(b) Recently Issued Accounting Pronouncements

Recently issued accounting pronouncement that will be applicable to the Company are not expected to have a material impact on the Company’s consolidated and combined financial statements.

3.   Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

The contract assets are subject to credit risk and reviewed in accordance with ASC 326. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The Company's contract assets and contract liabilities were as follows as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
	(Dollars in Thousands)
Contract assets	$916,091	$857,065
Contract liabilities	(152,607)	(164,408)
	$763,484	$692,657

Contract assets and contract liabilities are presented net at the contract level for each reporting period.

The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in net contract liabilities during the three months ended September 30, 2022 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $55.2 million of revenue recognized that was included in net contract liabilities as of June 30, 2022.

The Company did not have any customer that accounted for 10 percent or more of the Company’s revenues for the three months ended September 30, 2022 and 2021, respectively.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of September 30, 2022 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2023	2024	2025	2026	2027	Thereafter
	(Dollars in Thousands)
License and solutions	$123,298	$84,137	$24,293	$10,453	$803	$—
Maintenance	64,654	29,123	10,731	5,187	7,375	4,966
Services and other	10,847	5,010	1,979	1,672	853	2,954
The table below reflects disaggregated revenues by business for the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,
	2022	2021
Heritage AspenTech	$176,406	$—
SSE	32,988	29,097
OSI, Inc.	41,425	47,918
Total	$250,819	$77,015

4. Acquisitions

Inmation Software GmbH

On August 29, 2022, the Company completed the acquisition of Inmation Software GmbH (“Inmation”) for a total cash consideration of $87.4 million. The purchase price consisted of $78.9 million of cash paid at closing and an additional $8.5 million to be held back until August 2023 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in accrued expenses and other current liabilities in our consolidated and combined balance sheets. The total cash acquired from Inmation was approximately $4.0 million resulting in a net cash payment of $74.9 million during the three months ending September 30, 2022. The Company recognized goodwill of $63.6 million (none of which is expected to be tax deductible) and identifiable intangible assets of $31.5 million, primarily developed technology and customer relationships, with a useful life of approximately 5 years for developed technology and 7 years for customer relationships. The fair value of assets acquired and liabilities assumed represent the preliminary fair value estimates as of September 30, 2022, and are subject to subsequent adjustments as the Company obtains additional information during the measurement period and finalizes its fair value estimates.

Inmation’s revenue and net loss included in the Company’s consolidated and combined income statement from the acquisition date to the first reporting period ending on September 30, 2022 were $0.3 million and $(0.2) million, respectively. Results included amortization of developed technology and customer relationships of $0.5 million. The Company has not furnished pro forma financial information relating to Inmation because such information is not material to the Company’s financial results.

Prior to the closing date, Inmation was considered a related party to AspenTech as Emerson, through one of its subsidiaries, held an equity-method investment in Inmation. At the time of close, $17.6 million was paid to Emerson in exchange for all its shares in Inmation, with another $2.0 million to be paid 12 months after the close.

Heritage AspenTech

On October 10, 2021, Emerson entered into the Transaction with Heritage AspenTech to contribute the Industrial Software Business comprised of OSI and SSE, along with $6.014 billion in cash, to create the Company. On the Closing Date, Emerson owned 55% of the outstanding common shares of AspenTech on a fully diluted basis, while the stockholders of Heritage AspenTech owned the remaining 45%. The acquisition-date fair value of the purchase consideration totaled $11.19 billion.

During the first quarter of fiscal 2023, the Company recorded purchase price allocation adjustments that increased goodwill by $1.9 million. The following table sets forth the purchase price allocation of the Heritage AspenTech acquisition:

Amount
(Dollars in Thousands)
Cash and cash equivalents	$273,728
Accounts receivable	43,163
Current and non-current contract assets	730,548
Intangible assets	4,390,667
Other net assets acquired	64,342
Total asset acquired (excluding Goodwill)	5,502,448
Accounts payable, accrued expenses, and other current liabilities	53,841
Current and non-current deferred revenue	62,319
Current and non-current borrowings under credit agreement	282,000
Deferred income taxes	1,078,463
Other net liabilities assumed	62,279
Total liabilities assumed	1,538,902
Net identifiable assets acquired	3,963,546
Goodwill	7,224,730
Net assets acquired	$11,188,276

The following pro forma consolidated and combined financial results of operations are presented as if the Heritage AspenTech acquisition occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time.

Three Months Ended September 30,

	2022	2021
	(Dollars in Thousands)
Total revenue	$250,819	$213,035
Net (loss)	(6,233)	(45,604)

5. Intangible Assets

Intangible assets consisted of the following as of September 30, 2022 and June 30, 2022:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total
	(Dollars in Thousands)
September 30, 2022:
Gross carrying amount	$1,902,575	$464,400	$3,081,579	$10,149	$5,458,703
Less: Accumulated amortization	(201,017)	(10,489)	(216,733)	(8,555)	(436,794)
Net carrying amount	$1,701,558	$453,911	$2,864,846	$1,594	$5,021,909

June 30, 2022:
Gross carrying amount	$1,882,037	$464,400	$3,072,738	$10,149	$5,429,324
Less: Accumulated amortization	(153,758)	(9,379)	(144,888)	(8,518)	(316,543)
Net carrying amount	$1,728,279	$455,021	$2,927,850	$1,631	$5,112,781

The increase in intangible assets from June 30, 2022 was primarily due to the Inmation acquisition. See Note 4, Acquisitions. Total intangible asset amortization expense was $121.2 million, of which $97.9 million related to the Heritage AspenTech acquisition, and $28.8 million during the three months ended September 30, 2022 and 2021, respectively.

6. Goodwill

The changes in the carrying amount of goodwill during the three months ended September 30, 2022 were as follows:

Carrying Value
(Dollars in Thousands)
Balance, June 30, 2022	$8,266,809
Goodwill from Inmation acquisition	63,577
Purchase accounting adjustment from Heritage AspenTech acquisition	1,931
Foreign currency translation	(5,981)
Balance, September 30, 2022	$8,326,336

7.   Fair Value

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

Our derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated and combined balance sheets as of September 30, 2022 and June 30, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
September 30, 2022:
Cash equivalents	$1,026	$—
Equity method investments	—	2,032
Derivative liabilities	—	(50,259)
June 30, 2022:
Cash equivalents	2,998	—
Equity method investments	$—	$1,761

Financial instruments not measured or recorded at fair value in the accompanying consolidated and combined financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 8, “Credit Agreement”) approximates its carrying value due to the floating interest rate.

8.  Debt

Bridge Facility

On July 27, 2022, the Company entered into a $475.0 million senior unsecured bridge facility (the “Bridge Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, to finance the Micromine acquisition. The Bridge Facility was entered into under the existing Amended and Restated Credit Agreement dated as of December 23, 2019, with JPMorgan ("Credit Agreement"). The Company may elect that each incremental borrowing under the Bridge Facility bear interest at a rate per annum equal to (a) the Alternate Base Rate (“ABR”), plus the applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. The outstanding balance under the Bridge Facility as of September 30, 2022 was $0 million and is payable 364 days after the closing date of July 27, 2022.

As consideration for JPMorgan’s agreement to act as administrative agent for the Bridge Facility, the Company is required to pay a fee of $50,000 per annum, payable on the closing date of the loan and every anniversary thereof during the term of the loan.

In addition, the Company incurred issuance costs associated with the Bridge Facility. For the three months ended September 30, 2022, the Company has paid in total $2.375 million fees to JPMorgan to secure the Bridge Facility, which was recorded as other current assets and is being amortized to interest expense over the estimated term of the loan.

Credit Agreement

The Company also has a Credit Agreement with JP Morgan that provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

As of September 30, 2022, the Company's current and non-current borrowings, under the term loan facility, were $30.0 million and $240.0 million, respectively. As of June 30, 2022, the Company's current and non-current borrowings, under the term loan facility, were $28.0 million and $245.6 million, respectively. The interest rate on the term loan facility as of September 30, 2022 was 2.74%. There were no amounts outstanding under the revolving credit facility at either September 30, 2022 or June 30, 2022. Any outstanding balances of the indebtedness under the revolving credit facility mature on December 23, 2024.

The following table summarizes the maturities of the term loan facility:

Year Ending June 30,	Amount
(Dollars in Thousands)
2023	$22,000
2024	36,000
2025	212,000
Total	$270,000

The Credit Agreement contains customary affirmative and negative covenants, which are also applicable to the Bridge Facility, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of September 30, 2022, the Company was in compliance with all the loan covenants.

9.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated and combined statements of operations for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
Recorded as expenses:
Cost of license and solutions	$742	$—
Cost of maintenance	561	—
Cost of services and other	408	—
Selling and marketing	3,347	—
Research and development	3,611	—
General and administrative	9,067	368
Total stock-based compensation	$17,736	$368

During the three month period ended September 30, 2022, the Company granted 162,383 stock options and 164,098 restricted stock units (“RSUs”). The stock options granted had a weighted average exercise price of $211.87 per option and a weighted average fair value of $77.29 per option. The RSUs granted had a weighted average fair value of $207.02 per RSU.

10.  Net Income Per Share

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

Prior to the Transaction, the Industrial Software Business did not have any shares of common stock outstanding. Accordingly, net loss per share for the three months ended September 30, 2021 has been calculated using weighted average shares outstanding (basic and diluted) based on the number of shares of common stock issued to Emerson on the Closing Date of the Transaction.

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
(Dollars and Shares in Thousands, Except per Share Data)	2022	2021

Net (loss)	$(11,244)	$(11,202)

Basic weighted average shares outstanding	64,454	36,308

Dilutive weighted average shares outstanding	64,454	36,308

(Loss) per share
Basic	$(0.17)	$(0.31)
Dilutive	$(0.17)	$(0.31)

For the three months ended September 30, 2022, and 2021 certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(Shares in Thousands)
Employee equity awards	286	—

Included in the table above are options to purchase 49,079 shares of our common stock during the three months ended September 30, 2022, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $208.57 per share to $225.63 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of September 30, 2022 and expire at various dates through September 13, 2032.

11.   Derivatives

In connection with the agreement to purchase Micromine, the Company also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price. The acquisition is expected to close in the second quarter of fiscal 2023.

The notional amounts of our outstanding derivatives are in total AU $900 million. As of September 30, 2022, the fair values of our derivative instruments were $50.3 million and were recorded to the liability from foreign currency forward contract caption on the consolidated and combined balance sheets. For the three months ended September 30, 2022, the Company recognized losses of $50.3 million and recorded as part of the other income (expense), net on the consolidated and combined statements of operations.

12.   Benefit for Income Taxes

Benefit for income taxes was $93.5 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, resulting in effective tax rates of 89.3% and 27.8%, respectively. Income tax benefit increased due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a 4 tax year period with fiscal year 2024 as the last year of the adjustment.

13. Related-Party Transactions

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

Before the Closing Date, the Industrial Software Business was charged for costs directly attributable to the SSE and OSI and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s consolidated and combined financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.

At the Closing Date, Emerson and the Company entered into the transition service agreement (“TSA”) for the provision of certain transitionary services from Emerson to AspenTech. Pursuant to the TSA, Emerson will provide AspenTech and its subsidiaries with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. TSA related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the consolidated and combined financial statements presented.

Receivables from related parties and due to related parties reported in the consolidated and combined balance sheets as of September 30, 2022 and June 30, 2022 include the following:

	September 30,	June 30,
	2022	2022
Interest bearing receivables from related parties	$14,518	$16,122
Trade receivables from related parties	55	819
Interest bearing payables to related parties	14,460	2,028
Trade payables to related parties	2,059	2,083

Allocations and charges from Emerson are as follows:

	Three Months Ended September 30, 2022
	2022	2021
Corporate costs	$—	$601
Information technology	811	1,048
Insurance and other benefits	—	229
Shared services and other	2,697	4,316

Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.

Before the Closing Date, OSI and SSE engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the Closing Date, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from AspenTech. (the “Commercial Agreement”). Pursuant to the Commercial Agreement, AspenTech will grant Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products being transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the consolidated and combined financial statements presented. Revenue from Emerson are as follows:

	Three Months Ended September 30, 2022
	2022	2021
Revenue from Emerson affiliates	$4	$—
Purchases from Emerson affiliates	139	840

Emerson Share Maintenance Rights

Immediately following the Closing Date, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. Under the Shareholders Agreement, Emerson has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its 55% ownership. No additional shares of common stock, or any other equity securities of AspenTech, were issued to Emerson subsequent to the Closing Date through September 30, 2022.

Business combination with related party

The Inmation acquisition completed on August 29, 2022 was considered a related party transaction. Refer to Note 4, “Acquisitions”, to our consolidated and combined financial statements for further discussion.

14.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance.

Prior to the Transactions, the Industrial Software Business had two operating and reportable segments: OSI Inc. and GSS (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the Closing Date). The Transactions resulted in the creation of a third operating and reportable segment: Heritage AspenTech. During the three months ended September 30, 2022, the Company completed certain integration activities and changes to its organizational structure that triggered a change in the composition of its operating and reportable segments. As a result, as of September 30, 2022, the Company is now comprised of a single operating and reportable segment. Accordingly, the Company has restated its operating and reportable segment information for the three months ended September 30, 2021. The Company's chief operating decision maker is its President and Chief Executive Officer.

Geographic Information

Summarized below is information about the Company's geographic operations:

Revenue by Destination

	Three Months Ended September 30,
	2022	2021
Americas	$130,858	$51,897
Asia, Middle East and Africa	53,671	10,563
Europe	66,290	14,555
Total	$250,819	$77,015

Americas included revenue in the U.S. of $112.2 million and $49.0 million for the three months ended September 30, 2022 and 2021.

	Property, Equipment, and
	Leasehold Improvements, Net
	September 30, 2022	June 30, 2022
Americas	$14,645	$14,591
Asia, Middle East and Africa	1,597	1,154
Europe	868	1,403
Total	$17,110	$17,148

Property, equipment, and leasehold improvements located in the U.S. were $25.2 million and $13.0 million as of September 30, 2022 and June 30, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size of market, plans, objectives of management, expected market growth and the anticipated effects of the coronavirus (COVID-19) pandemic (and any COVID-19 variants, the “COVID-19 pandemic”) on our business, operating results and financial condition are forward-looking statements.

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

Any forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information or development, future events or otherwise, except as required by law. You should read the following discussion in conjunction with our unaudited consolidated and combined financial statements and related notes thereto contained in this report.  You should also read “Item 1A. Risk Factors” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year with the exception of fiscal 2022 being the nine months ended June 30 (for example, “fiscal 2023” refers to the year ending June 30, 2023).

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

For the quarter ended September 30, 2022, the consolidated and combined financial statements comprised the results of OSI Inc., SSE and Heritage AspenTech, while for the same period in the prior fiscal year, these financial statements comprised the results of only OSI Inc. and SSE. Certain financial information for the periods ended September 30, 2021 have been reclassed to conform to the consolidated and combined financial statements for the three-month period ended September 30, 2022.

Recent Events

On July 27, 2022, we announced that we entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the metals and mining industry, from private equity firm Potentia Capital and other sellers for AU $900 million in cash (approximately $623 million USD based on foreign currency exchange rate at the time of announcement). We currently intend to finance the transaction through a combination of cash on hand and additional debt financing. The acquisition currently is expected to close in the fiscal second quarter of 2023, subject to receipt of regulatory approvals. In connection with the agreement to purchase Micromine, we also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price.

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

As of September 30, 2022, customer agreements representing approximately 84% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies. We have not applied this methodology retroactively for OSI software amounts delivered prior to October 2020, but do not believe this to have a material impact on our reported ACV metric due to the high USD-denominated concentration of the OSI business. As of September 30, 2022, approximately 94% of OSI ACV was denominated in USD.

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

We estimate that the pro forma ACV of AspenTech grew by approximately 7.7%, from $751.9 million as of September 30, 2021 to $809.6 million as of September 30, 2022. This includes approximately $2.7 million from Inmation.

Total Contract Value

Total Contract Value (“TCV”) is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. TCV of Heritage AspenTech, the OSI business and the SSE business was $3.3 billion and $3.1 billion as of September 30, 2022 and 2021, respectively.

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

The bookings of Heritage AspenTech, the OSI business and the SSE business was $224.0 million during the three months ended September 30, 2022, compared to $156.2 million during the three months ended September 30, 2021. The change in bookings is related to the timing of renewals.

Non-GAAP Business Metrics

The following table provides a reconciliation of GAAP net cash provided by (used in) operating activities to free cash flow for the indicated periods (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities (GAAP)	$5,077	$(9,186)
Purchase of property, equipment, and leasehold improvements	(1,321)	(2,607)
Payments for capitalized computer software development costs	(99)	—
Acquisition related payments	7,059	54
Free cash flow	$10,716	$(11,739)

The following table presents our (loss) from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Three Months Ended September 30,
	2022	2021
GAAP (loss) from operations	$(51,182)	$(13,884)
Plus:
Stock-based compensation	17,736	368
Amortization of intangibles	121,160	28,809
Acquisition and integration planning related fees	4,858	54
Non-GAAP income from operations	$92,572	$15,347

Critical Accounting Estimates and Judgments

Note 2, “Significant Accounting Policies,” to the audited consolidated and combined financial statements in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022 describes the significant accounting policies and methods used in the preparation of the consolidated and combined financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated and combined financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022, and include the subsection captioned “Revenue Recognition.”

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2022	2021	$	%
	(Dollars in Thousands)
Revenue:
License and solutions	$160,224	$44,215	$116,009	262.4%
Maintenance	78,366	24,535	53,831	219.4%
Services and other	12,229	8,265	3,964	48.0%
Total revenue	250,819	77,015	173,804	225.7%
Cost of revenue:
License and solutions	69,513	34,388	35,125	102.1%
Maintenance	9,217	4,234	4,983	117.7%
Services and other	12,400	4,898	7,502	153.2%
Total cost of revenue	91,130	43,520	47,610	109.4%
Gross profit	159,689	33,495	126,194	376.8%
Operating expenses:
Selling and marketing	118,274	25,000	93,274	373.1%
Research and development	49,740	15,555	34,185	219.8%
General and administrative	42,848	6,617	36,231	547.5%
Restructuring	9	207	(198)	(95.7)%
Total operating expenses	210,871	47,379	163,492	345.1%
(Loss) from Operations	(51,182)	(13,884)	(37,298)	268.6%
Other (expense), net	(58,632)	(1,359)	(57,273)	4,214.3%
Interest income (expense), net	5,023	(272)	5,295	(1,946.7)%
(Loss) before provision for income taxes	(104,791)	(15,515)	(89,276)	575.4%
(Benefit) for income taxes	(93,547)	(4,313)	(89,234)	2,069.0%
Net (loss)	$(11,244)	$(11,202)	$(42)	0.4%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(% of Revenue)
Revenue:
License and solutions	63.9%	57.4%
Maintenance	31.2	31.9
Services and other	4.9	10.7
Total revenue	100.0	100.0
Cost of revenue:
License and solutions	27.7	44.7
Maintenance	3.7	5.5
Services and other	4.9	6.4
Total cost of revenue	36.3	56.5
Gross profit	63.7	43.5
Operating expenses:
Selling and marketing	47.2	32.5
Research and development	19.8	20.2
General and administrative	17.1	8.6
Restructuring costs	—	0.3
Total operating expenses	84.1	61.5
(Loss) from operations	(20.4)	(18.0)
Other (expense), net	(23.4)	(1.8)
Interest income (expense), net	2.0	(0.4)
(Loss) before provision for income taxes	(41.8)	(20.1)
(Benefit) for income taxes	(37.3)	(5.6)
Net (loss)	(4.5)%	(14.5)%

Revenue

Total revenue increased by $173.8 million during the three months ended September 30, 2022 as compared to the same period in prior fiscal year. Overall revenue growth is primarily due to $176.4 million in revenue from Heritage AspenTech as a result of the Transaction, an increase of $3.9 million in new and renewal contracts from SSE, offset by a decrease in revenue of $6.5 million from OSI due to the mix of open customer projects and the stage of completion compared to the prior period.

License and solutions revenue increased by $116.0 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year. This increase was driven primarily by $116.4 million from Heritage AspenTech as a result of the Transaction.

Maintenance revenue increased by $53.8 million during the three months ended September 30, 2022 as compared to the same period in prior fiscal year. This increase was primarily due to $53.0 million from Heritage AspenTech as a result of the Transaction.

Services and other revenue increased by $4.0 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $7.1 million from Heritage AspenTech as a result of the Transaction, offset by a decrease of $3.1 million in services and other revenue from OSI and SSE professional services arrangements.

Cost of Revenue

Cost of revenue increased by $47.6 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year. The increase in cost of revenue is primarily due to $49.4 million from Heritage AspenTech as a result of the Transaction, offset by a decrease in cost of revenue of $1.8 million due to the timing of SSE customer contract renewals.

Cost of license and solutions revenue increased $35.1 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year. This increase was driven by $35.2 million from Heritage AspenTech as a result of the Transaction, $32.9 million of which is associated with additional amortization of intangible assets.

Cost of maintenance revenue increased by $5.0 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year. This increase was primarily due to $6.0 million from Heritage AspenTech as a result of the Transaction.

Cost of services and other revenue increased by $7.5 million for the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $8.2 million from Heritage AspenTech as a result of the Transaction. Gross profit margin on services and other revenue was (1.4)% and 40.7% for the three months ended September 30, 2022 and 2021, respectively.

Overall gross profit increased by $126.2 million for the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $127.0 million from the Transaction. Gross profit margin increased significantly to 63.7% for the three months ended September 30, 2022 from 43.5% for the same period in prior fiscal year. The increase was mainly driven by larger gross profit on license revenue from Heritage AspenTech in the current period.

Operating Expenses

Selling and marketing expense increased by $93.3 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $100.9 million from Heritage AspenTech as a result of the Transaction, of which $64.2 million was additional amortization of intangible assets, offset by a decrease of $7.6 million in management fees, severance and restructuring.

Research and development expense increased by $34.2 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $32.8 million from Heritage AspenTech as a result of the Transaction, and $1.5 million from SSE compensation related costs.

General and administrative expense increased by $36.2 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $37.2 million from Heritage AspenTech as a result of the Transaction, and increased stock-based compensation expense of $2.0 million from SSE and OSI.

Non-Operating Income (Expense)

Interest income (expense) increased by $5.3 million for the three months ended September 30, 2022 as compared to the same period in prior fiscal year. The increase was largely attributable to the Transaction, which contributed $9.2 million resulting from interest income earned on Heritage AspenTech's long-term revenue contracts, partially offset by a $3.7 million increase in interest expense due to a higher interest rate on our term loan and amortization of debt issuance costs associated with the Bridge Facility.

Other (expense), net is comprised primarily of unrealized losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Other expense increased by $57.3 million during the three months ended September 30, 2022, as compared to the same period in prior fiscal year primarily due to $50.3 million associated with unrealized losses on foreign currency forward contracts, while the remaining amount was related to unrealized and realized foreign currency exchange gains and losses.

Benefit for Income Taxes

	Three Months Ended September 30,		Increase / (Decrease) Change
	2022	2021	$	%
	(Dollars in Thousands)
(Benefit) for income taxes	$(93,547)	$(4,313)	$(89,234)	2,069.0%
Effective tax rate	89.3%	27.8%

Benefit for income taxes was $93.5 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, resulting in effective tax rates of 89.3% and 27.8%, respectively. Income tax benefit increased due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a 4 tax year period with fiscal year 2024 as the last year of the adjustment.

Liquidity and Capital Resources

Resources

As of September 30, 2022 and June 30, 2022, our principal sources of liquidity consisted of $382.5 million and $449.7 million, respectively, in cash and cash equivalents.

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

Bridge Facility

On July 27, 2022, the Company entered into a $475.0 million senior unsecured bridge facility (the “Bridge Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, to finance the acquisition of all of the equity interests of Mining Software Holdings Pty Ltd (“Micromine acquisition”). The Bridge Facility was entered into under the existing Amended and Restated Credit Agreement dated as of December 23, 2019, with JPMorgan ("Credit Agreement"). The Company may elect that each incremental borrowing under the Bridge Facility bear interest at a rate per annum equal to (a) the Alternate Base Rate (“ABR”), plus the applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus the applicable margin. There are no amounts outstanding under the Bridge Facility as of September 30, 2022. Future borrowings under the Bridge Facility are payable 364 days after the closing date of July 27, 2022.

Credit Agreement

The Credit Agreement provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

The interest rate as of September 30, 2022 was 2.74% on $270.0 million in outstanding borrowings on its term loan facility.

As of September 30, 2022, the Company's current and non-current borrowings, under the term loan facility, were $30.0 million and $240.0 million, respectively. As of June 30, 2022, the Company's current and non-current borrowings, under the term loan facility, were $28.0 million and $245.6 million, respectively.

For a more detailed description of the Credit Agreement, see Note 8, “Credit Agreement”, to our Unaudited Consolidated and Combined Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Balance Sheet and Cash Flows

Our cash and cash equivalents were $382.5 million and $25.7 million as of September 30, 2021 and 2022, respectively. The following table summarizes our free cash flow (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities (GAAP)	$5,077	$(9,186)
Purchase of property, equipment, and leasehold improvements	(1,321)	(2,607)
Payments for capitalized computer software development costs	(99)	—
Acquisition related payments	7,059	54
Free cash flow (non-GAAP)	$10,716	$(11,739)

Total free cash flow increased $22.5 million during the three-month period ended September 30, 2022 as compared to the same period in prior fiscal year, primarily due to the contribution from Heritage AspenTech as a result of the Transaction and was mainly driven by the cash flows provided by operating activities.

Contractual Obligations

Standby letters of credit for $3.6 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2022. The letters of credit expire at various dates through fiscal 2025. There were no standby letters of credit as of the September 30, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Exchange Risk

Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized as follows (in thousands):

	September 30, 2022		June 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	AU $900,000	$(50,259)	—	$—

During the three months ended September 30, 2022 and 2021, 11.7% and 6.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended September 30, 2022 and 2021. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, Norwegian Krone, and Russian Ruble.

During the three months ended September 30, 2022 and 2021, we recorded net foreign currency exchange losses of $8.3 million and $1.5 million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated and combined results of operations by approximately $2.4 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively.

We may also enter into foreign exchange forward to reduce the short-term effects of foreign currency fluctuations on receivables and payables that are denominated in currencies other than the functional currencies of the entities, although we have not done so during the three months ended September 30, 2022 and 2021. The market risks associated with these foreign currency receivables and payables relate primarily to variances from our forecasted foreign currency transactions and balances. We do not enter into foreign exchange forward contracts for speculative purposes.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at September 30, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of September 30, 2022, our current and non-current borrowings of $30.0 million and $240.0 million, respectively, consist of the term loan facility under the Amended and Restated Credit Agreement. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

The Company owns an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($4.0 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($4.0 million) commitment. As of September 30, 2022, the fair value of this investment is $2.7 million CAD ($2.0 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in “Item 1A. Risk Factors” in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2022 Transition Reports on Form 10-KT remains current in all material respects, with the exception of the revised risk factor below.

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

In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in Russia and Ukraine which may in turn spread and impact our overall business, financial position, cash flows and results of operations. We maintain operations in Russia and license software and provide related services to customers in Russia and areas of Ukraine that are not under sanction. We have net sales of approximately $10.0 million for the three-month period ended September 30, 2022, and total assets of approximately $24.5 million as of September 30, 2022, related to operations in Russia. As a software company, no material impact to supply chain operations is expected as a result of the conflict in Ukraine and the conflict has not had a material impact on our financial results thus far. However, we continue to evaluate the impact, if any, of the various sanctions, export control measures and business restrictions imposed by the United States, other governments, and financial institutions on our ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and areas of Ukraine that are not under sanction, and assess our operations for potential asset impairment.

We assess our operations for potential asset impairment in accordance with our accounting practices, and are periodically evaluating the impact, if any, of the various sanctions, export controls measures and business restrictions imposed by the United States, other governments and others on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia or Ukraine. The outcome of these assessments and their potential impact on our ability to continue to conduct business to the same extent as currently conducted will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, other governments, and others.

If the sanctions and other retaliatory measures and restrictions imposed by the global community change, we may be required to cease or suspend operations in the region or, should the conflict or the effects of these sanctions, measures and restrictions worsen, we may voluntarily elect to do so. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenues from the business in Russia. In addition, as a result of the risk of collectability of receivables from our customers in Russia, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue until there is no significant risk of revenue reversal. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.

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

Continued conflict between Russia and the Ukraine, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the United Kingdom, the European Union, Canada and others, as well as other business restrictions imposed by financial institutions and the above-mentioned adverse effects on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

Exhibit Number	Description

10.1^
Letter agreement, dated August 29, 2022, between Aspen Technology, Inc and Frederic G. Hammond, incorporated by reference to the Company's Form 8-K filed on August 31, 2022. File No. 001-41400, Exhibit 10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: November 1, 2022	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)