Form 10-Q
period 2022-12-31
Aspen Technology, Inc.
filed 2023-01-30
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
There were 64,771,272 shares of common stock outstanding as of January 23, 2023.

Aspen Technology, Inc. (“AspenTech”) has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2023” refers to the year ending June 30, 2023).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated and Combined Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited in Thousands, Except per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue:
License and solutions	$149,843	$48,491	$310,068	$92,706
Maintenance	78,628	26,272	156,994	50,807
Services and other	14,367	7,012	26,595	15,277
Total revenue	242,838	81,775	493,657	158,790
Cost of revenue:
License and solutions	70,833	33,221	140,346	67,609
Maintenance	9,567	4,074	18,784	8,308
Services and other	12,698	4,282	25,098	9,180
Total cost of revenue	93,098	41,577	184,228	85,097
Gross profit	149,740	40,198	309,429	73,693
Operating expenses:
Selling and marketing	117,951	17,995	236,225	42,995
Research and development	49,954	15,383	99,695	30,938
General and administrative	41,230	7,036	84,086	13,653
Restructuring costs	—	38	—	245
Total operating expenses	209,135	40,452	420,006	87,831
(Loss) from operations	(59,395)	(254)	(110,577)	(14,138)
Other income (expense), net	38,643	(1,419)	(19,989)	(2,778)
Interest income (expense), net	4,120	(20)	9,143	(292)
(Loss) before provision for income taxes	(16,632)	(1,693)	(121,423)	(17,208)
Provision (benefit) for income taxes	49,565	(933)	(43,982)	(5,246)
Net (loss)	$(66,197)	$(760)	$(77,441)	$(11,962)
Net (loss) per common share:
Basic	$(1.02)	$(0.02)	$(1.20)	$(0.33)
Diluted	$(1.02)	$(0.02)	$(1.20)	$(0.33)
Weighted average shares outstanding:
Basic	64,621	36,308	64,538	36,308
Diluted	64,621	36,308	64,538	36,308

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net (loss)	$(66,197)	$(760)	$(77,441)	$(11,962)
Other comprehensive (loss) income:
Foreign currency translation adjustments	6,710	(110)	(2,155)	(25)
Pension, net of taxes	—	(1)	—	717
Total other comprehensive (loss) income	6,710	(111)	(2,155)	692
Comprehensive (loss)	$(59,487)	$(871)	$(79,596)	$(11,270)

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited in Thousands, Except Share and Per Share Data)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$446,088	$449,725
Accounts receivable, net	140,746	111,027
Current contract assets, net	419,714	428,833
Prepaid expenses and other current assets	23,750	23,461
Receivables from related parties	15,099	16,941
Prepaid income taxes	—	17,503
Total current assets	1,045,397	1,047,490
Property, equipment and leasehold improvements, net	17,138	17,148
Goodwill	8,328,846	8,266,809
Intangible assets, net	4,902,442	5,112,781
Non-current contract assets, net	515,820	428,232
Contract costs	9,042	5,473
Operating lease right-of-use assets	71,426	78,286
Deferred tax assets	2,328	4,937
Other non-current assets	8,214	8,766
Total assets	$14,900,653	$14,969,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	12,975	21,416
Accrued expenses and other current liabilities	95,407	90,123
Liability from foreign currency forward contract	15,319	—
Due to related parties	32,284	4,111
Current operating lease liabilities	12,627	7,191
Income taxes payable	25,704	6,768
Current borrowings	264,000	28,000
Current contract liabilities	146,887	143,327
Total current liabilities	605,203	300,936
Non-current contract liabilities	29,707	21,081
Deferred income tax liabilities	1,040,094	1,145,408
Non-current operating lease liabilities	60,005	71,933
Non-current borrowings, net	—	245,647
Other non-current liabilities	18,579	15,560
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 64,767,755 shares at December 31, 2022 and 64,425,378 shares at June 30, 2022 Outstanding— 64,767,755 shares at December 31, 2022 and 64,425,378 shares at June 30, 2022	6	6
Additional paid-in capital	13,164,874	13,107,570
Retained earnings	(11,072)	66,369
Accumulated other comprehensive (loss)	(6,743)	(4,588)
Total stockholders’ equity	13,147,065	13,169,357
Total liabilities and stockholders’ equity	$14,900,653	$14,969,922

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY/
STOCKHOLDERS’ EQUITY
(Unaudited in Thousands, Except Share Data)

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value
Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net Loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive (loss)	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock and net share settlement relating to withholding taxes	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790
Net Loss	—	—	—	—	(66,197)	(66,197)
Other comprehensive (loss)	6,710	—	—	—	—	6,710
Issuance of shares of common stock and net share settlement relating to withholding taxes	—	202,506	—	16,977	—	16,977
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	33,949	—	(4,656)	—	(4,656)
Stock-based compensation	—	—	—	23,441	—	23,441
Balance December 31, 2022	$(6,743)	64,767,755	$6	$13,164,874	$(11,072)	$13,147,065

	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity/Stockholders’ Equity
Balance June 30, 2021	$1,772,671	$(6,487)	$1,766,184
Net Loss	(11,202)	—	(11,202)
Net transfer from Parent Company	15,561	—	15,561
Other comprehensive income	—	803	803
Balance September 30, 2021	$1,777,030	$(5,684)	$1,771,346
Net Loss	(760)	—	(760)
Net transfer from Parent Company	18,118	—	18,118
Other comprehensive (loss)	—	(111)	(111)
Balance December 31, 2021	$1,794,388	$(5,795)	$1,788,593

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited in Thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(77,441)	$(11,962)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	245,102	54,084
Reduction in the carrying amount of right-of-use assets	6,562	3,067
Net foreign currency losses	4,744	3,013
Stock-based compensation	41,177	826
Deferred income taxes	(106,384)	(8,047)
Provision for uncollectible receivables	3,228	43
Other non-cash operating activities	(593)	84
Changes in assets and liabilities:
Accounts receivable	(33,691)	(47,061)
Contract assets	(77,864)	(13,034)
Contract costs	(3,547)	—
Lease liabilities	(6,609)	(1,811)
Prepaid expenses, prepaid income taxes, and other assets	34,177	(1,167)
Liability from foreign currency forward contract	15,319	—
Accounts payable, accrued expenses, income taxes payable and other liabilities	(1,490)	(12,805)
Contract liabilities	11,922	10,786
Net cash provided by (used in) operating activities	54,612	(23,984)
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,844)	(3,393)
Payments for business acquisitions, net of cash acquired	(74,947)	(1,065)
Payments for equity method investments	(465)	—
Payments for capitalized computer software development costs	(329)	—
Purchases of other assets	—	(287)
Net cash used in investing activities	(78,585)	(4,745)
Cash flows from financing activities:
Issuance of shares of common stock	25,605	—
Payment of tax withholding obligations related to restricted stock	(11,698)	—
Deferred business acquisition payments	(1,363)	—
Repayments of amounts borrowed under term loan	(12,000)	—
Net transfers from Parent Company	29,872	32,855
Payments of debt issuance costs	(2,375)	—
Net cash provided by financing activities	28,041	32,855
Effect of exchange rate changes on cash and cash equivalents	(7,705)	(134)
(Decrease) increase in cash and cash equivalents	(3,637)	3,992
Cash and cash equivalents, beginning of period	449,725	23,659
Cash and cash equivalents, end of period	$446,088	$27,651

Supplemental disclosure of cash flow information:
Income taxes paid, net	$29,388	$4,818
Interest paid	9,819	441
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(735)	$5
Lease liabilities arising from obtaining right-of-use assets	68	—

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Aspen Technology, Inc., together with its subsidiaries (“AspenTech” or “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company’s unique combination of product capabilities and deep domain expertise and award-winning innovation, customers across diverse end markets in capital-intensive industries can improve their operational excellence while achieving sustainability goals.

On October 10, 2021, Emerson Electric Co. (“Emerson” or “Parent Company”) entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation. (“Heritage AspenTech”) to contribute the Emerson Industrial Software Business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included Open Systems International, Inc. (“OSI Inc.”) and Geological Simulation Software business (“GSS”), which we have renamed as Subsurface Science & Engineering (“SSE”). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owns 55% of AspenTech on a fully diluted basis as of December 31, 2022.

On December 23, 2022, the Company entered into a credit agreement with Emerson (the “Emerson Credit Agreement”), which will provide for an aggregate term loan commitment of $630.0 million. Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

On July 27, 2022, the Company entered into a definitive agreement to acquire Mining Software Holdings Pty Ltd (“Micromine”) for AU$900.0 million in cash (approximately $623.0 million based on exchange rates when the acquisition was initially announced). Micromine is a global leader in design and operational management solutions for the metals and mining industry. The Company currently intends to finance the transaction primarily through debt financing under the Emerson Credit Agreement. The acquisition is expected to close as soon as the remaining regulatory approval is obtained.

The Company operates globally in 79 countries as of December 31, 2022.

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Aspen Technology, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Transaction was accounted for as a business combination in accordance with U.S. GAAP, with the Industrial Software Business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, for the three- and six-month interim period ended December 31, 2021, the consolidated and combined financial statements comprise the results of the Industrial Software Business only and do not include the results of Heritage AspenTech.

We have prepared the accompanying consolidated and combined financial statements as of December 31, 2022, and for the second quarter of fiscal 2023 and 2022, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States (GAAP). These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022.

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

Russia and Ukraine

While the Company has no operations in Ukraine, the ongoing conflict there could negatively impact its financial position, results of operations and cash flows. The United States and other governments have imposed sanctions and taken other regulatory actions that adversely affect doing business in Russia and with Russian companies. The Company maintains operations in Russia, licenses software and provides related services to customers in Russia and areas of Ukraine that are not under sanction. The Company had net sales of approximately $16.8 million and $26.8 million for the three- and six-month period ended December 31, 2022, respectively, and total assets of approximately $19.3 million as of December 31, 2022, related to operations in Russia. While the conflict has not had a material impact on the Company’s financial results thus far, the Company continues to evaluate the impact of the various sanctions, export control measures and business restrictions imposed by the United States and other governments on its ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia and areas of Ukraine that are not under sanction. The outcome of these assessments will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, no material impact to supply chain operations is expected due to the conflict in Ukraine.

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

2.  Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated and combined financial statements included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022. There were no material changes to our significant accounting policies during the three and six months ended December 31, 2022, other than those noted below.

(a) Derivatives and Hedging

We use derivative instruments to manage exposures to foreign currency exchange rate risks. Our primary objective of holding derivatives is to reduce the volatility of cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

The Company accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated and combined balance sheet and measures those instruments at fair value. The Company’s foreign currency forward contracts as described in Note 11 do not qualify for hedge accounting. Accordingly, the changes in fair value of the derivative transactions are presented in earnings.

(b) Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements that will be applicable to the Company are not expected to have a material impact on the Company’s consolidated and combined financial statements.

3.   Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

The contract assets are subject to credit risk and are reviewed in accordance with ASC 326. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The Company’s contract assets and contract liabilities were as follows as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
	(Dollars in Thousands)
Contract assets	$935,534	$857,065
Contract liabilities	(176,594)	(164,408)
	$758,940	$692,657

Contract assets and contract liabilities are presented net at the contract level for each reporting period.

The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to contractual billing schedules. The change in the net contract balance during the six months ended December 31, 2022 was primarily due to greater revenue recognition as compared to billings. Revenue recognized from the contract liability balance, as of June 30, 2022, was $37.1 million and $72.6 million during the three and six months ended December 31, 2022, respectively.

The Company did not have any customer that accounted for 10 percent or more of the Company’s revenues for the three and six months ended December 31, 2022 and 2021, respectively.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of December 31, 2022 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars in Thousands)
License and solutions	$117,453	$110,707	$69,993	$27,445	$6,899	$173	$332,670
Maintenance	148,892	230,708	156,535	115,242	83,846	49,696	784,919
Services and other	45,306	10,465	3,948	2,874	2,183	3,865	68,641
Total	$311,651	$351,880	$230,476	$145,561	$92,928	$53,734	$1,186,230
The table below reflects disaggregated revenues by business for the three and six months ended December 31, 2022 and 2021, respectively.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Heritage AspenTech	$167,442	$—	$343,848	$—
SSE	29,726	26,072	62,714	55,169
OSI, Inc.	45,670	55,703	87,095	103,621
Total	$242,838	$81,775	$493,657	$158,790

4. Acquisitions

Inmation Software GmbH

On August 29, 2022, the Company completed the acquisition of inmation Software GmbH (“Inmation”) for total cash consideration of $87.4 million. The purchase price consisted of $78.9 million of cash paid at closing and an additional $8.5 million to be held back until August 2023 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in accrued expenses and other current liabilities in our consolidated and combined balance sheets. The total cash acquired from Inmation was approximately $4.0 million resulting in a net cash payment of $74.9 million. The Company recognized goodwill of $63.6 million (none of which is expected to be tax deductible) and identifiable intangible assets of $31.5 million, primarily developed technology and customer relationships, with a useful life of approximately five years for developed technology and seven years for customer relationships. The fair value of assets acquired and liabilities assumed represent the preliminary fair value estimates, and are subject to subsequent adjustments as the Company obtains additional information during the measurement period and finalizes its fair value estimates.

Inmation’s revenue and net loss included in the Company’s consolidated and combined income statement from the acquisition date to the reporting period ending on December 31, 2022 were $1.2 million and $(1.1) million, respectively. Results included amortization of developed technology and customer relationships of $1.9 million.

Prior to the closing date, Inmation was considered a related party to AspenTech as Emerson, through one of its subsidiaries, held an equity-method investment in Inmation. At the time of close, $17.6 million was paid to Emerson in exchange for all of its shares in Inmation, with another $2.0 million to be paid 12 months after the close.

Heritage AspenTech

On October 10, 2021, Emerson entered into the Transaction with Heritage AspenTech to contribute the Industrial Software Business comprised of OSI and the SSE business, along with $6.014 billion in cash, to create the Company. On the Closing Date, Emerson owned 55% of the outstanding common shares of AspenTech on a fully diluted basis, while the stockholders of Heritage AspenTech owned the remaining 45%. The acquisition-date fair value of the purchase consideration totaled $11.19 billion.

During the first two quarters of fiscal 2023, the Company recorded purchase price allocation adjustments that increased goodwill by $1.7 million. The following table sets forth the purchase price allocation of the Heritage AspenTech acquisition:

Amount
(Dollars in Thousands)
Cash and cash equivalents	$273,728
Accounts receivable	43,163
Current and non-current contract assets	730,548
Intangible assets	4,390,667
Other net assets acquired	66,753
Total asset acquired (excluding Goodwill)	5,504,859
Accounts payable, accrued expenses, and other current liabilities	56,005
Current and non-current deferred revenue	62,319
Current and non-current borrowings under credit agreement	282,000
Deferred income taxes	1,078,463
Other net liabilities assumed	62,279
Total liabilities assumed	1,541,066
Net identifiable assets acquired	3,963,793
Goodwill	7,224,483
Net assets acquired	$11,188,276

The following pro forma consolidated and combined financial results of operations are presented as if the Heritage AspenTech acquisition occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Total revenue	$242,838	$253,132	$493,657	$466,167
Net (loss)	$(61,743)	$(8,153)	$(67,950)	$(51,717)

5. Intangible Assets

Intangible assets consisted of the following as of December 31, 2022 and June 30, 2022:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total
	(Dollars in Thousands)
December 31, 2022:
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$10,348	$5,460,888
Less: Accumulated amortization	(248,960)	(11,599)	(289,320)	(8,567)	(558,446)
Net carrying amount	$1,654,639	$452,801	$2,793,221	$1,781	$4,902,442

June 30, 2022:
Gross carrying amount	$1,882,037	$464,400	$3,072,738	$10,149	$5,429,324
Less: Accumulated amortization	(153,758)	(9,379)	(144,888)	(8,518)	(316,543)
Net carrying amount	$1,728,279	$455,021	$2,927,850	$1,631	$5,112,781

The increase in intangible assets from June 30, 2022 was primarily due to the Inmation acquisition. See Note 4, Acquisitions. Total intangible asset amortization expense was $121.2 million for the three months ended December 31, 2022, of which $98.9 million related to the Heritage AspenTech Transaction. Total intangible asset amortization expense was $242.3 million for the six months ended December 31, 2022 of which, $1.9 million related to the Heritage AspenTech Transaction.

6. Goodwill

The changes in the carrying amount of goodwill during the six months ended December 31, 2022 were as follows:

Carrying Value
(Dollars in Thousands)
Balance, June 30, 2022	$8,266,809
Goodwill from Inmation acquisition	63,577
Purchase accounting adjustment from Heritage AspenTech acquisition	(1,685)
Foreign currency translation	145
Balance, December 31, 2022	$8,328,846

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

Cash equivalents are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs.” The Company’s cash equivalents consist of short-term money market instruments.

Equity method investments are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 Inputs.”

Our derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated and combined balance sheets as of December 31, 2022 and June 30, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
December 31, 2022:
Cash equivalents	$2,955	$—
Equity method investments	—	2,231
Derivative liabilities	—	(15,319)
June 30, 2022:
Cash equivalents	$2,998	$—
Equity method investments	—	1,761

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

8.  Debt

Bridge Facility

On July 27, 2022, the Company entered into a $475.0 million senior unsecured bridge facility (the “Bridge Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, to finance the Micromine acquisition. The Bridge Facility was entered into under the existing Amended and Restated Credit Agreement dated as of December 23, 2019, with JPMorgan (“Credit Agreement”). The Company may elect that each incremental borrowing under the Bridge Facility bear interest at a rate per annum equal to (a) the Alternate Base Rate (“ABR”), plus the applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus the applicable margin.

As consideration for JPMorgan’s agreement to act as administrative agent for the Bridge Facility, the Company is required to pay a fee of $50,000 per annum, payable on the closing date of the loan and every anniversary thereof during the term of the loan.

In addition, the Company incurred issuance costs associated with the Bridge Facility. For the six months ended December 31, 2022, the Company paid a total of $2.375 million in fees to JPMorgan to secure the Bridge Facility.

On December 23, 2022, the Company terminated the Bridge Facility, and at the same time entered into a credit agreement with Emerson (the “Emerson Credit Agreement”), which will provide for an aggregate term loan commitment of $630.0 million. Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

Credit Agreement

The Company also has a Credit Agreement with JP Morgan that provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

As of December 31, 2022, the Company’s current and non-current borrowings, under the term loan facility, were $264.0 million and $0.0 million, respectively. As of June 30, 2022, the Company’s current and non-current borrowings, under the term loan facility, were $28.0 million and $245.6 million, respectively. The interest rate on the term loan facility as of December 31, 2022 was 5.26%. There were no amounts outstanding under the revolving credit facility at either December 31, 2022 or June 30, 2022. Any outstanding balances of the indebtedness under the revolving credit facility mature on December 23, 2024. Refer to Note 15, “Subsequent Events”, to our consolidated and combined financial statements for further discussion of the subsequent payoff of our term loan facility of the Credit Agreement after the reporting date of December 31, 2022.

The Credit Agreement contains customary affirmative and negative covenants, which are also applicable to the Bridge Facility, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2022, the Company was in compliance with all the loan covenants.

9.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated and combined statements of operations for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Recorded as expenses:
Cost of license and solutions	$1,200	$—	$1,919	$—
Cost of maintenance	474	—	1,035	—
Cost of services and other	428	—	858	—
Selling and marketing	3,826	—	7,191	—
Research and development	4,240	—	7,858	—
General and administrative	13,273	458	22,316	826
Total stock-based compensation	$23,441	$458	$41,177	$826

During the six month period ended December 31, 2022, the Company granted 167,932 stock options and 164,693 restricted stock units (“RSUs”). The stock options granted had a weighted average exercise price of $207.79 per option and a weighted average fair value of $77.45 per option. The RSUs granted had a weighted average fair value of $207.87 per RSU.

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

Prior to the Transaction, the Industrial Software Business did not have any shares of common stock outstanding. Accordingly, net loss per share for the three and six months ended December 31, 2022 has been calculated using weighted average shares outstanding (basic and diluted) based on the number of shares of common stock issued to Emerson on the Closing Date of the Transaction.

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars and Shares in Thousands, Except per Share Data)	2022	2021	2022	2021

Net (loss)	$(66,197)	$(760)	$(77,441)	$(11,962)

Basic weighted average shares outstanding	64,621	36,308	64,538	36,308

Dilutive weighted average shares outstanding	64,621	36,308	64,538	36,308

(Loss) per share
Basic	$(1.02)	$(0.02)	$(1.20)	$(0.33)
Dilutive	$(1.02)	$(0.02)	$(1.20)	$(0.33)

For the three and six months ended December 31, 2022 and 2021, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Shares in Thousands)
Employee equity awards	1,574	—	1,479	—

11.   Derivatives

In connection with the agreement to purchase Micromine, the Company also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price. The acquisition is expected to close as soon as the remaining regulatory approval is obtained.

The notional amounts of our outstanding derivatives are in total AU $900 million. As of December 31, 2022, the fair values of our derivative instruments were $15.3 million and were recorded to the liability from foreign currency forward contract caption on the consolidated and combined balance sheets. For the three and six months ended December 31, 2022, the Company recognized gains of $34.9 million and losses of $15.3 million, respectively, and recorded as part of the other income (expense), net on the consolidated and combined statements of operations.

12.   Benefit for Income Taxes

The Company computes its tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months and six months ended December 31, 2021, the Company computed its tax provision (benefit) using the AETR approach. However, for the six months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.

Income tax expense was $49.6 million for the three months ended December 31, 2022 and income tax benefit was $0.9 million for the three months ended December 31, 2021, resulting in effective tax rates of (298.0)% and 55.1%, respectively. Our income tax was higher in the three months ended December 31, 2022 due to the current quarters' change in the Company’s approach to computing its tax provision (benefit) for the interim periods to the actual effective tax rate method.

The change resulted in a tax provision during the three months ended December 31, 2022 that reflects recording a year-to-date benefit compared to that of the three months ended September 30, 2022, which was recorded under the AETR approach.

Benefit for income taxes was $44.0 million and $5.2 million for the six months ended December 31, 2022 and December 31, 2021, respectively, resulting in effective tax rates of 36.2% and 30.5%, respectively. Income tax benefit increased due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a four-tax year period with fiscal year 2024 as the last year of the adjustment.

13. Related-Party Transactions

The Company utilizes Emerson’s centralized treasury function which manages the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis. Pooled cash and nontrade balances attributable to Emerson have been presented as receivables from related parties or due to related parties in the consolidated and combined financial statements of the Company.

Before the Closing Date, the Industrial Software Business was charged for costs directly attributable to the SSE business and OSI and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s consolidated and combined financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.

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

Receivables from related parties and due to related parties reported in the consolidated and combined balance sheets as of December 31, 2022 and June 30, 2022 include the following:

	December 31,	June 30,
	2022	2022
Interest bearing receivables from related parties	$14,946	$16,122
Trade receivables from related parties	153	819
Interest bearing payables to related parties	30,883	2,028
Trade payables to related parties	1,401	2,083

Allocations and charges from Emerson are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Corporate costs	$—	$490	$—	$1,091
Information technology	763	427	1,574	862
Insurance and other benefits	—	145	—	374
Shared services and other	1,157	2,848	3,895	5,635

Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systematic methods.

Before the Closing Date, OSI and the SSE business engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the Closing Date, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from AspenTech (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement, AspenTech will grant Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products being transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the consolidated and combined financial statements presented. Revenue from Emerson are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue from Emerson affiliates	$4	$8	$567	$1,009
Purchases from Emerson affiliates	85	215	1,786	5,394

Emerson Share Maintenance Rights

Immediately following the Closing Date, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. Under the Shareholders Agreement, Emerson has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its 55% ownership. No additional shares of common stock, or any other equity securities of AspenTech, were issued to Emerson subsequent to the Closing Date through December 31, 2022.

Business combination with related party

The Inmation acquisition completed on August 29, 2022 was considered a related party transaction. Refer to Note 4, “Acquisitions”, to our consolidated and combined financial statements for further discussion.

Credit agreement with related party

On December 23, 2022, the Company entered into the Emerson Credit Agreement with Emerson, which provides for an aggregate term loan commitment of $630.0 million. Under the terms of the Agreement, the Company will use the proceeds from borrowings under the Agreement to (i) pay in part the cash consideration for funding acquisitions, (ii) consummate certain other loan repayments, (iii) pay the fees and expenses incurred in connection with the Emerson Credit Agreement and (iv) for other working capital and general corporate purposes.

Principal outstanding under the Emerson Credit Agreement bears interest at a rate per annum equal to Term SOFR Rate (as such term is defined in Emerson Credit Agreement) plus an amount ranging from 1.25% to 1.75%.

The term loan to be made under the Agreement is unsecured and matures on the fifth anniversary of the date the term loan is funded. The Company is permitted to prepay the term loan in whole or in part upon provision of notice in accordance with the Emerson Credit Agreement. Upon an event of default (as such term is defined in the Emerson Credit Agreement), the loan may become due and payable in full upon provision of notice in accordance with the Agreement.

In addition, the Emerson Credit Agreement includes a mandatory prepayment provision if at any time Emerson fails to beneficially own more than 40% of our common stock for a period of more than 30 consecutive days and Emerson provides us written notice requiring us to prepay the term loan. In such an event, we would have no less than either 30 days or 180 days from the date of such notice, depending upon the circumstances giving rise to the decrease in Emerson’s ownership interest, to prepay the term loan.

The Emerson Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. The Agreement also contains financial covenants regarding maintenance as of the end of each fiscal quarter of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2022, the Company was in compliance with all the loan covenants.

There was no amount outstanding under the Emerson Credit Agreement at December 31, 2022.

14.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance.

Prior to the Transaction, the Industrial Software Business had two operating and reportable segments: OSI Inc. and the GSS business (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the Closing Date). The Transaction resulted in the creation of a third operating and reportable segment: Heritage AspenTech. During the three months ended September 30, 2022, the Company completed certain integration activities and changes to its organizational structure that triggered a change in the composition of its operating and reportable segments. As a result, beginning with the interim period ended September 30, 2022, the Company is now comprised of a single operating and reportable segment. Accordingly, the Company has restated its operating and reportable segment information for the three and six months ended December 31, 2021. The Company’s chief operating decision maker is its President and Chief Executive Officer.

Geographic Information

Summarized below is information about the Company’s geographic operations:

Revenue by Destination

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Americas	$114,463	$60,041	$245,321	$111,938
Asia, Middle East and Africa	62,043	12,249	115,714	22,812
Europe	66,332	9,485	132,622	24,040
Total	$242,838	$81,775	$493,657	$158,790

Americas included revenue in the U.S. of $88.1 million and $53.2 million for the three months ended December 31, 2022 and 2021, respectively, and $200.4 million and $102.2 million for the six months ended December 31, 2022 and 2021, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	December 31, 2022	June 30, 2022
Americas	$14,685	$14,591
Asia, Middle East and Africa	1,686	1,154
Europe	767	1,403
Total	$17,138	$17,148

Property, equipment, and leasehold improvements located in the U.S. were $13.1 million and $13.0 million as of December 31, 2022 and June 30, 2022, respectively.

15. Subsequent Events

On January 17, 2023, the Company paid off the outstanding balance of our existing JPMorgan term loan facility of $264.0 million, plus accrued interest, which resulted in the long-term portion of term loan obligation being reclassified and reported as short-term borrowings as of December 31, 2022.

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

Business Overview

We are a global leader in asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance. We combine decades of modeling, simulation, and optimization capabilities with industrial operations expertise and apply advanced analytics to improve the profitability and sustainability of production assets. Our purpose-built software is proven to drive value creation levers for our customers; improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions. Our technology is at the center of their sustainability and decarbonization programs, enabling circularity through improved industrial technologies, and supporting the broader energy transition with advanced solutions for power transmission and distribution, carbon capture, storage and utilization, batteries and energy storage. Cybersecurity is foundational in the design of our software.

On October 10, 2021, Heritage AspenTech and Emerson Electric Co. (“Emerson”) and certain of its subsidiaries, entered into a definitive agreement pursuant to, among other matters Emerson and its subsidiaries contributed to Heritage AspenTech shareholders $6,014,000,000 in cash and its Open Systems International, Inc. business (the “OSI business” or “OSI Inc.”) and Geological Simulation Software business, which we have renamed as Subsurface Science & Engineering (the “SSE business” or “SSE”) in exchange for 55% of our outstanding common stock (on a fully diluted basis). The Transaction closed on May 16, 2022.

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

For the three and six-month periods ended December 31, 2022, the consolidated and combined financial statements comprised the results of OSI Inc., SSE and Heritage AspenTech businesses, while for the same periods in the prior fiscal year, these financial statements comprised the results of only OSI Inc. and the SSE business. Certain financial information for the periods ended December 31, 2021 have been reclassed to conform to the consolidated and combined financial statements for the three and six-month period ended December 31, 2022.

We have been working through a series of business transformations relating to the OSI products and services as a result of our ongoing integration activities. In particular, as part of a change in the related go-to-market strategy, we have identified and trained several third-party implementation service partners to operate autonomously and directly with our OSI customers to implement our products. Previously, with the exception of one customer, we were the only provider able to perform these implementations. In addition, we have invested in tools and processes to simplify and streamline the implementation services to significantly reduce complexity and interdependency with our software. As a result, we anticipate a material change to the accounting treatment for OSI software licenses sold together with professional services and hardware. Previously, these products and services were treated as a single performance obligation. Beginning in the third quarter of fiscal 2023, for all new OSI contracts, we expect to account for the software license, hardware and professional services as separate and distinct performance obligations.

Recent Events

On July 27, 2022, we announced that we entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the metals and mining industry, from private equity firm Potentia Capital and other sellers for AU $900.0 million in cash (approximately $623.0 million USD based on foreign currency exchange rate at the time of announcement). We currently intend to finance the transaction primarily through debt financing under the Emerson Credit Agreement. The acquisition currently is expected to close as soon as the remaining regulatory approval is obtained. In connection with the agreement to purchase Micromine, we also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price.

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

As of December 31, 2022, customer agreements representing approximately 85% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies. We have not applied this methodology retroactively for OSI software amounts delivered prior to October 2020, but do not believe this to have a material impact on our reported ACV metric due to the high USD-denominated concentration of the OSI business. As of December 31, 2022, approximately 95% of OSI ACV was denominated in USD.

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

We estimate that the pro forma ACV of AspenTech grew by approximately 8.7%, from $766.9 million as of December 31, 2021 to $833.7 million as of December 31, 2022.

Total Contract Value

Total Contract Value (“TCV”) is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. TCV of Heritage AspenTech, the OSI business and the SSE business was $3.4 billion and $3.1 billion as of December 31, 2022 and 2021, respectively.

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

The bookings of Heritage AspenTech, the OSI business and the SSE business was $242.8 million during the three months ended December 31, 2022, compared to $208.8 million during the three months ended December 31, 2021. The bookings of Heritage AspenTech, the OSI business and the SSE business was $466.9 million during the six months ended December 31, 2022, compared to $365.0 million during the six months ended December 31, 2021. The change in bookings is related to the timing of renewals.

Non-GAAP Business Metrics

The following table provides a reconciliation of GAAP net cash provided by (used in) operating activities to free cash flow for the indicated periods (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities (GAAP)	$54,612	$(23,984)
Purchase of property, equipment, and leasehold improvements	(2,844)	(3,393)
Payments for capitalized computer software development costs	(329)	—
Acquisition related payments	12,380	54
Free cash flow	$63,819	$(27,323)

The following table presents our (loss) from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP (loss) from operations	$(59,395)	$(254)	$(110,577)	$(14,138)
Plus:
Stock-based compensation	23,441	458	41,177	826
Amortization of intangibles	121,161	22,176	242,321	50,985
Acquisition and integration planning related fees	1,411	—	6,269	54
Non-GAAP income from operations	$86,618	$22,380	$179,190	$37,727

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

Results of Operations

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Revenue:
License and solutions	$149,843	$48,491	$101,352	209%	$310,068	$92,706	$217,362	234%
Maintenance	78,628	26,272	52,356	199%	156,994	50,807	106,187	209%
Services and other	14,367	7,012	7,355	105%	26,595	15,277	11,318	74%
Total revenue	242,838	81,775	161,063	197%	493,657	158,790	334,867	211%
Cost of revenue:
License and solutions	70,833	33,221	37,612	113%	140,346	67,609	72,737	108%
Maintenance	9,567	4,074	5,493	135%	18,784	8,308	10,476	126%
Services and other	12,698	4,282	8,416	197%	25,098	9,180	15,918	173%
Total cost of revenue	93,098	41,577	51,521	124%	184,228	85,097	99,131	116%
Gross profit	149,740	40,198	109,542	273%	309,429	73,693	235,736	320%
Operating expenses:
Selling and marketing	117,951	17,995	99,956	555%	236,225	42,995	193,230	449%
Research and development	49,954	15,383	34,571	225%	99,695	30,938	68,757	222%
General and administrative	41,230	7,036	34,194	486%	84,086	13,653	70,433	516%
Restructuring	—	38	(38)	(100)%	—	245	(245)	(100)%
Total operating expenses	209,135	40,452	168,683	417%	420,006	87,831	332,175	378%
(Loss) from Operations	(59,395)	(254)	(59,141)	23,284%	(110,577)	(14,138)	(96,439)	682%
Other income (expense), net	38,643	(1,419)	40,062	(2,823)%	(19,989)	(2,778)	(17,211)	620%
Interest income (expense), net	4,120	(20)	4,140	(20,700)%	9,143	(292)	9,435	(3,231)%
(Loss) before provision for income taxes	(16,632)	(1,693)	(14,939)	882%	(121,423)	(17,208)	(104,215)	606%
Provision (benefit) for income taxes	49,565	(933)	50,498	(5,412)%	(43,982)	(5,246)	(38,736)	738%
Net (loss)	$(66,197)	$(760)	$(65,437)	8,610%	$(77,441)	$(11,962)	$(65,479)	547%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(% of Revenue)
Revenue:
License and solutions	61.7%	59.3%	62.8%	58.4%
Maintenance	32.4	32.1	31.8	32.0
Services and other	5.9	8.6	5.4	9.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License and solutions	29.2	40.6	28.4	42.6
Maintenance	3.9	5.0	3.8	5.2
Services and other	5.2	5.2	5.1	5.8
Total cost of revenue	38.3	50.8	37.3	53.6
Gross profit	61.7	49.2	62.7	46.4
Operating expenses:
Selling and marketing	48.6	22.0	47.9	27.1
Research and development	20.6	18.8	20.2	19.5
General and administrative	17.0	8.6	17.0	8.6
Restructuring costs	—	—	—	0.2
Total operating expenses	86.1	49.5	85.1	55.3
(Loss) from operations	(24.5)	(0.3)	(22.4)	(8.9)
Other income (expense), net	15.9	(1.7)	(4.0)	(1.7)
Interest income (expense), net	1.7	—	1.9	(0.2)
(Loss) before provision for income taxes	(6.8)	(2.1)	(24.6)	(10.8)
Provision (benefit) for income taxes	20.4	(1.1)	(8.9)	(3.3)
Net (loss)	(27.3)%	(0.9)%	(15.7)%	(7.5)%

Comparison of the Three Months Ended December 31, 2022 and 2021

Revenue

Total revenue increased by $161.1 million during the three months ended December 31, 2022 as compared to the same period in prior fiscal year. Overall revenue growth is primarily due to $167.4 million in revenue from Heritage AspenTech as a result of the Transaction, an increase of $3.6 million in new and renewal contracts from the SSE business, offset by a decrease in revenue of $10.0 million from OSI due to the mix of open customer projects and the stage of completion compared to the prior period.

License and solutions revenue increased by $101.4 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was driven primarily by $105.4 million from Heritage AspenTech as a result of the Transaction.

Maintenance revenue increased by $52.4 million during the three months ended December 31, 2022 as compared to the same period in prior fiscal year. This increase was primarily due to $53.7 million from Heritage AspenTech as a result of the Transaction.

Services and other revenue increased by $7.4 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $8.3 million from Heritage AspenTech as a result of the Transaction, offset by a decrease of $1.2 million in services and other revenue from OSI and SSE professional services arrangements.

Cost of Revenue

Cost of revenue increased by $51.5 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year. The increase in cost of revenue is primarily due to $49.6 million from Heritage AspenTech as a result of the Transaction.

Cost of license and solutions revenue increased $37.6 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was driven by $35.1 million from Heritage AspenTech as a result of the Transaction, $32.7 million of which is associated with additional amortization of intangible assets.

Cost of maintenance revenue increased by $5.5 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was primarily due to $5.9 million from Heritage AspenTech as a result of the Transaction.

Cost of services and other revenue increased by $8.4 million for the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $8.6 million from Heritage AspenTech as a result of the Transaction. Gross profit margin on services and other revenue was 11.6% and 38.9% for the three months ended December 31, 2022 and 2021, respectively.

Overall gross profit increased by $109.5 million for the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $117.9 million from Heritage AspenTech as a result of the Transaction. Gross profit margin increased significantly to 61.7% for the three months ended December 31, 2022 from 49.2% for the same period in prior fiscal year. The increase was mainly driven by larger gross profit on license revenue from Heritage AspenTech in the current period.

Operating Expenses

Selling and marketing expense increased by $100.0 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $99.3 million from Heritage AspenTech as a result of the Transaction, of which $64.4 million was additional amortization of intangible assets.

Research and development expense increased by $34.6 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $30.8 million from Heritage AspenTech as a result of the Transaction, and an increase of $1.4 million and $2.4 million from the SSE business and OSI compensation related costs, respectively.

General and administrative expense increased by $34.2 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $34.1 million from Heritage AspenTech as a result of the Transaction.

Non-Operating Income (Expense)

Other income (expense), net is comprised primarily of unrealized gains and losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Other income (expense) increased by $40.1 million during the three months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $34.9 million associated with unrealized gains on foreign currency forward contracts, while the remaining amount was related to unrealized and realized foreign currency exchange gains and losses.

Interest income (expense) increased by $4.1 million for the three months ended December 31, 2022 as compared to the same period in prior fiscal year. The increase was largely attributable to the Transaction, which contributed $9.8 million resulting from interest income earned on Heritage AspenTech’s long-term revenue contracts, partially offset by a $5.9 million increase in interest expense due to a higher interest rate on our term loan and amortization of debt issuance costs associated with the Bridge Facility.

Comparison of the Six Months Ended December 31, 2022 and 2021

Revenue

Total revenue increased by $334.9 million during the six months ended December 31, 2022 as compared to the same period in prior fiscal year. Overall revenue growth is primarily due to $343.8 million in revenue from Heritage AspenTech as a result of the Transaction, an increase of $7.5 million in new and renewal contracts from the SSE business, offset by a decrease in revenue of $16.5 million from OSI due to the mix of open customer projects and the stage of completion compared to the prior period.

License and solutions revenue increased by $217.4 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was driven primarily by $221.4 million from Heritage AspenTech as a result of the Transaction, partially offset by a decrease of $5.5 million from the SSE business as a result of large dollar amount of new and renewal agreements entered during the same period in the prior fiscal year.

Maintenance revenue increased by $106.2 million during the six months ended December 31, 2022 as compared to the same period in prior fiscal year. This increase was primarily due to $107.1 million from Heritage AspenTech as a result of the Transaction.

Services and other revenue increased by $11.3 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $15.4 million from Heritage AspenTech as a result of the Transaction, offset by a decrease in services and other revenue of $2.4 million and $1.7 million from OSI and SSE professional services arrangements, respectively.

Cost of Revenue

Cost of revenue increased by $99.1 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year. The increase in cost of revenue is primarily due to $98.9 million from Heritage AspenTech as a result of the Transaction.

Cost of license and solutions revenue increased $72.7 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was driven by $70.4 million from Heritage AspenTech as a result of the Transaction, $65.6 million of which is associated with additional amortization of intangible assets.

Cost of maintenance revenue increased by $10.5 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year. This increase was primarily due to $11.8 million from Heritage AspenTech as a result of the Transaction.

Cost of services and other revenue increased by $15.9 million for the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $16.7 million from Heritage AspenTech as a result of the Transaction. Gross profit margin on services and other revenue was 5.6% and 39.9% for the six months ended December 31, 2022 and 2021, respectively.

Overall gross profit increased by $235.7 million for the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $244.9 million from Heritage AspenTech as a result of the Transaction. Gross profit margin increased significantly to 61.7% for the six months ended December 31, 2022 from 46.4% for the same period in prior fiscal year. The increase was mainly driven by larger gross profit on license revenue from Heritage AspenTech in the current period.

Operating Expenses

Selling and marketing expense increased by $193.2 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $200.2 million from Heritage AspenTech as a result of the Transaction, of which $128.6 million was additional amortization of intangible assets.

Research and development expense increased by $68.8 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $63.6 million from Heritage AspenTech as a result of the Transaction, and the remaining increase was from OSI and the SSE business mainly attributable to increased compensation related costs.

General and administrative expense increased by $70.4 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $71.3 million from Heritage AspenTech as a result of the Transaction.

Non-Operating Income (Expense)

Other income (expense), net is comprised primarily of unrealized gains and losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Other income (expense) increased by $17.2 million during the six months ended December 31, 2022, as compared to the same period in prior fiscal year primarily due to $15.3 million associated with unrealized losses on foreign currency forward contracts, while the remaining amount was related to unrealized and realized foreign currency exchange gains and losses.

Interest income (expense) increased by $9.4 million for the six months ended December 31, 2022 as compared to the same period in prior fiscal year. The increase was largely attributable to the Transaction, which contributed $19.1 million resulting from interest income earned on Heritage AspenTech’s long-term revenue contracts, and a $10.3 million increase in interest expense on our term loan and amortization of debt issuance costs associated with the Bridge Facility.

Benefit for Income Taxes

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Provision (benefit) for income taxes	$49,565	$(933)	$50,498	(5412)%	$(43,982)	$(5,246)	$(38,736)	738.4%
Effective tax rate	(298.0)%	55.1%			36.2%	30.5%

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if we are unable to make a reliable estimate of our AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months and six months ended December 31, 2021, we computed our tax provision (benefit) using the AETR approach. However, for the six months ended December 31, 2022, we recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.

Income tax expense was $49.6 million for the three months ended December 31, 2022 and income tax benefit was $0.9 million for the three months ended December 31, 2021, resulting in effective tax rates of (298.0)% and 55.1%, respectively. Our income tax was higher in the three months ended December 31, 2022 due to the current quarters' change in our approach to computing our tax provision (benefit) for the interim periods to the actual effective tax rate method. The change resulted in a tax provision during the three months ended December 31, 2022 that reflects recording a year-to-date benefit compared to that of the three months ended September 30, 2022, which was recorded under the AETR approach.

Benefit for income taxes was $44.0 million and $5.2 million for the six months ended December 31, 2022 and December 31, 2021, respectively, resulting in effective tax rates of 36.2 % and 30.5%, respectively. Income tax benefit increased due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a four-tax year period with fiscal year 2024 as the last year of the adjustment.

Liquidity and Capital Resources

Resources

As of December 31, 2022 and June 30, 2022, our principal sources of liquidity consisted of $446.1 million and $449.7 million, respectively, in cash and cash equivalents.

We believe our existing cash on hand and cash flows generated by operations are sufficient for at least the next 12 months to meet our operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purposes is required beyond existing resources and our Amended and Restated Credit Agreement described below, we may not be able to affect a receivable, equity or debt financing on terms acceptable to us or at all.

Bridge Facility

On July 27, 2022, the Company entered into a $475.0 million senior unsecured bridge facility (the “Bridge Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, to finance the acquisition of all of the equity interests of Mining Software Holdings Pty Ltd (“Micromine acquisition”). The Bridge Facility was entered into under the existing Amended and Restated Credit Agreement dated as of December 23, 2019, with JPMorgan (“Credit Agreement”). The Company may elect that each incremental borrowing under the Bridge Facility bear interest at a rate per annum equal to (a) the Alternate Base Rate (“ABR”), plus the applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus the applicable margin.

On December 23, 2022, the Company terminated the Bridge Facility and entered into a credit agreement with Emerson Electric Co. (the “Emerson Credit Agreement”), which will provide for an aggregate term loan commitment of $630.0 million.

Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

Credit Agreement

The Credit Agreement provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

The interest rate as of December 31, 2022 was 5.26% on $264.0 million in outstanding borrowings on its term loan facility.

As of December 31, 2022, the Company’s current and non-current borrowings, under the term loan facility, were $264.0 million and $0.0 million, respectively. As of June 30, 2022, the Company’s current and non-current borrowings, under the term loan facility, were $28.0 million and $245.6 million, respectively.

On January 17, 2023, the Company paid off the outstanding balance of our existing term loan facility of $264 million, plus accrued interest, which resulted in the long-term portion of term loan obligation being reclassified and reported as short-term borrowings at December 31, 2022.

For a more detailed description of the Credit Agreement, see Note 8, “Debt”, to our Unaudited Consolidated and Combined Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Balance Sheet and Cash Flows

Our cash and cash equivalents were $446.1 million and $27.7 million as of December 31, 2022 and 2021, respectively. The following table summarizes our free cash flow (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities (GAAP)	$54,612	$(23,984)
Purchase of property, equipment, and leasehold improvements	(2,844)	(3,393)
Payments for capitalized computer software development costs	(329)	—
Acquisition related payments	12,380	54
Free cash flow (non-GAAP)	$63,819	$(27,323)

Total free cash flow increased $91.1 million during the six-month period ended December 31, 2022 as compared to the same period in prior fiscal year, primarily due to the contribution from Heritage AspenTech as a result of the Transaction and was mainly driven by the cash flows provided by operating activities.

Contractual Obligations

Standby letters of credit for $21.5 million and $28.7 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2022 and June 30, 2022, respectively. The letters of credit expire at various dates through fiscal 2027.

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

Foreign Currency Exchange Risk

Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized as follows (in thousands):

	December 31, 2022		June 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	AU $900,000	$(15,319)	—	$—

During the three months ended December 31, 2022 and 2021, 8.3% and 7.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2022 and 2021, 10.0% and 6.5% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended December 31, 2022 and 2021. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, Norwegian Krone, and Russian Ruble.

We recorded $3.6 million and $1.5 million of net foreign currency exchange gain and loss during the three months ended December 31, 2022 and 2021, respectively, and $4.7 million and $3.0 million of net foreign currency exchange losses during the six months ended December 31, 2022 and 2021, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated and combined results of operations by approximately $3.1 million and $1.2 million for the three months ended December 31, 2022 and 2021, respectively, and by approximately $5.6 million and $2.3 million for the six months ended December 31, 2022 and 2021, respectively.

We may also enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on receivables and payables that are denominated in currencies other than the functional currencies of the entities, although we have not done so during the three months ended December 31, 2022 and 2021. The market risks associated with these foreign currency receivables and payables relate primarily to variances from our forecasted foreign currency transactions and balances. We do not enter into foreign exchange forward contracts for speculative purposes.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at December 31, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of December 31, 2022, our current borrowings of $264.0 million consist of the term loan facility under the Credit Agreement. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

The Company owns an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($4.0 million USD). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $5.0 million CAD ($4.0 million USD) commitment. As of December 31, 2022, the investment value is $2.9 million CAD ($2.3 million USD), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in Russia and Ukraine which may in turn spread and impact our overall business, financial position, cash flows and results of operations. We maintain operations in Russia and license software and provide related services to customers in Russia and areas of Ukraine that are not under sanction. We have net sales of approximately $16.8 million and $26.8 million for the three- and six-month period ended December 31, 2022, and total assets of approximately $19.3 million as of December 31, 2022, related to operations in Russia. As a software company, no material impact to supply chain operations is expected as a result of the conflict in Ukraine and the conflict has not had a material impact on our financial results thus far. However, we continue to evaluate the impact, if any, of the various sanctions, export control measures and business restrictions imposed by the United States, other governments, and financial institutions on our ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and areas of Ukraine that are not under sanction, and assess our operations for potential asset impairment.

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

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

Exhibit Number	Description

10.1	Credit Agreement by and between Aspen Technology, Inc. and Emerson Electric Co., dated December 23, 2022 incorporated by reference to the Company’s Form 8-K filed on December 30, 2022. Exhibit 10.1

10.2
Third Amendment, dated as of January 22, 2023, to the Amended and Restated Credit Facility, dated as of December 23, 2019, by and among Aspen Technology, Inc., the other loan parties from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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

Aspen Technology, Inc.

Date: January 30, 2023	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2023	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)