Form 10-Q
period 2023-03-31
Aspen Technology, Inc.
filed 2023-05-02
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
There were 64,869,475 shares of common stock outstanding as of April 25, 2023.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and AspenTech undertakes no obligation to update any such statements to reflect later developments. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These risks and uncertainties include, without limitation: the failure to realize the anticipated benefits of our transaction with Emerson Electric Co.; risks resulting from our status as a controlled company; AspenTech’s ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed Micromine transaction; the scope, duration and ultimate impacts of the COVID-19 pandemic and the Russia-Ukraine conflict; as well as economic and currency conditions, market demand, including related to the pandemic and adverse changes in the process or other capital-intensive industries such as materially reduced spending budgets due to oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, natural disasters, tariffs, sanctions, competitive and technological factors, inflation; and others, including those described in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and those described in our Transition Report on Form 10-KT and subsequent reports filed with the Securities and Exchange Commission. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated and Combined Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited in Thousands, Except per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue:
License and solutions	$136,292	$50,838	$446,360	$143,544
Maintenance	77,283	27,313	234,277	78,120
Services and other	16,303	6,450	42,898	21,727
Total revenue	229,878	84,601	723,535	243,391
Cost of revenue:
License and solutions	68,980	35,546	209,326	103,155
Maintenance	9,020	4,296	27,804	12,604
Services and other	15,799	3,959	40,897	13,139
Total cost of revenue	93,799	43,801	278,027	128,898
Gross profit	136,079	40,800	445,508	114,493
Operating expenses:
Selling and marketing	120,035	18,899	356,260	61,894
Research and development	54,046	15,462	153,741	46,400
General and administrative	40,471	9,139	124,557	22,792
Restructuring costs	—	43	—	288
Total operating expenses	214,552	43,543	634,558	131,374
(Loss) from operations	(78,473)	(2,743)	(189,050)	(16,881)
Other (expense), net	(13,281)	(2,685)	(33,270)	(5,463)
Interest income (expense), net	9,969	(28)	19,112	(320)
(Loss) before provision for income taxes	(81,785)	(5,456)	(203,208)	(22,664)
(Benefit) for income taxes	(24,150)	(2,176)	(68,132)	(7,422)
Net (loss)	$(57,635)	$(3,280)	$(135,076)	$(15,242)
Net (loss) per common share:
Basic	$(0.89)	$(0.09)	$(2.09)	$(0.42)
Diluted	$(0.89)	$(0.09)	$(2.09)	$(0.42)
Weighted average shares outstanding:
Basic	64,796	36,308	64,622	36,308
Diluted	64,796	36,308	64,622	36,308

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in Thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net (loss)	$(57,635)	$(3,280)	$(135,076)	$(15,242)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,845	(984)	3,690	(1,009)
Pension, net of taxes	—	(2)	—	715
Total other comprehensive income (loss)	5,845	(986)	3,690	(294)
Comprehensive (loss)	$(51,790)	$(4,266)	$(131,386)	$(15,536)

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited in Thousands, Except Share and Per Share Data)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$286,736	$449,725
Accounts receivable, net	115,362	111,027
Current contract assets, net	399,388	428,833
Prepaid expenses and other current assets	22,951	23,461
Receivables from related parties	43,998	16,941
Prepaid income taxes	7,603	17,503
Total current assets	876,038	1,047,490
Property, equipment and leasehold improvements, net	18,332	17,148
Goodwill	8,328,210	8,266,809
Intangible assets, net	4,780,644	5,112,781
Non-current contract assets, net	471,397	428,232
Contract costs	11,174	5,473
Operating lease right-of-use assets	69,173	78,286
Deferred tax assets	2,388	4,937
Other non-current assets	9,553	8,766
Total assets	$14,566,909	$14,969,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	11,531	21,416
Accrued expenses and other current liabilities	95,319	90,123
Liability from foreign currency forward contract	40,454	—
Due to related parties	16,103	4,111
Current operating lease liabilities	12,683	7,191
Income taxes payable	24,729	6,768
Current borrowings	—	28,000
Current contract liabilities	154,313	143,327
Total current liabilities	355,132	300,936
Non-current contract liabilities	27,654	21,081
Deferred income tax liabilities	990,461	1,145,408
Non-current operating lease liabilities	57,706	71,933
Non-current borrowings, net	—	245,647
Other non-current liabilities	16,877	15,560
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 64,858,598 shares at March 31, 2023 and 64,425,378 shares at June 30, 2022 Outstanding— 64,858,598 shares at March 31, 2023 and 64,425,378 shares at June 30, 2022	6	6
Additional paid-in capital	13,188,678	13,107,570
Retained (deficit) earnings	(68,707)	66,369
Accumulated other comprehensive (loss)	(898)	(4,588)
Total stockholders’ equity	13,119,079	13,169,357
Total liabilities and stockholders’ equity	$14,566,909	$14,969,922

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY/
STOCKHOLDERS’ EQUITY
(Unaudited in Thousands, Except Share Data)

	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value
Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net Loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive (loss)	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790
Net Loss	—	—	—	—	(66,197)	(66,197)
Other comprehensive income	6,710	—	—	—	—	6,710
Issuance of shares of common stock	—	202,506	—	16,977	—	16,977
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	33,949	—	(4,656)	—	(4,656)
Stock-based compensation	—	—	—	23,441	—	23,441
Balance December 31, 2022	$(6,743)	64,767,755	$6	$13,164,874	$(11,072)	$13,147,065
Net Loss	—	—	—	—	(57,635)	(57,635)
Other comprehensive income	5,845	—	—	—	—	5,845
Issuance of shares of common stock	—	50,579	—	6,031	—	6,031
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	40,264	—	(5,070)	—	(5,070)
Stock-based compensation	—	—	—	22,843	—	22,843
Balance March 31, 2023	$(898)	64,858,598	$6	$13,188,678	$(68,707)	$13,119,079

	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity/Stockholders’ Equity
Balance June 30, 2021	$1,772,671	$(6,487)	$1,766,184
Net Loss	(11,202)	—	(11,202)
Net transfer from Parent Company	15,561	—	15,561
Other comprehensive income	—	803	803
Balance September 30, 2021	$1,777,030	$(5,684)	$1,771,346
Net Loss	(760)	—	(760)
Net transfer from Parent Company	18,118	—	18,118
Other comprehensive (loss)	—	(111)	(111)
Balance December 31, 2021	$1,794,388	$(5,795)	$1,788,593
Net Loss	(3,280)	—	(3,280)
Net transfer to Parent Company	(49,585)	—	(49,585)
Other comprehensive (loss)	—	(986)	(986)
Balance March 31, 2022	$1,741,523	$(6,781)	$1,734,742

See accompanying notes to these unaudited consolidated and combined financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited in Thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(135,076)	$(15,242)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	368,266	77,335
Reduction in the carrying amount of right-of-use assets	10,463	4,240
Net foreign currency losses	3,711	5,765
Realized gain on settlement of foreign currency forward contracts	(10,821)	—
Stock-based compensation	64,020	1,345
Deferred income taxes	(156,046)	(11,848)
Provision for uncollectible receivables	3,944	852
Other non-cash operating activities	1,108	167
Changes in assets and liabilities:
Accounts receivable	(11,060)	(17,637)
Contract assets	(10,672)	(14,769)
Contract costs	(5,357)	—
Lease liabilities	(10,303)	(3,146)
Prepaid expenses, prepaid income taxes, and other assets	27,641	(662)
Liability from foreign currency forward contract	40,454	—
Accounts payable, accrued expenses, income taxes payable and other liabilities	(12,038)	(7,628)
Contract liabilities	17,416	1,349
Net cash provided by operating activities	185,650	20,121
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(4,515)	(3,831)
Proceeds from settlement of foreign currency forward contracts	10,821	—
Payments for business acquisitions, net of cash acquired	(72,498)	(1,065)
Payments for equity method investments	(676)	—
Payments for capitalized computer software development costs	(347)	—
Purchases of other assets	(1,000)	(287)
Net cash used in investing activities	(68,215)	(5,183)
Cash flows from financing activities:
Issuance of shares of common stock	31,542	—
Payment of tax withholding obligations related to restricted stock	(14,406)	—
Deferred business acquisition payments	(1,363)	—
Repayments of amounts borrowed under term loan	(276,000)	—
Net transfers to Parent Company	(5,749)	(17,249)
Payments of debt issuance costs	(2,375)	—
Net cash (used in) financing activities	(268,351)	(17,249)
Effect of exchange rate changes on cash and cash equivalents	(12,073)	(986)
(Decrease) in cash and cash equivalents	(162,989)	(3,297)
Cash and cash equivalents, beginning of period	449,725	23,659
Cash and cash equivalents, end of period	$286,736	$20,362

Supplemental disclosure of cash flow information:
Income taxes paid, net	$64,840	$49,374
Interest paid	14,345	590
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(1,307)	$(71)
Lease liabilities arising from obtaining right-of-use assets	784	288

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

On October 10, 2021, Emerson Electric Co. (“Emerson” or “Parent Company”) entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation. (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included Open Systems International, Inc. (“OSI Inc.”) and the Geological Simulation Software business (“GSS”), which we have renamed as Subsurface Science & Engineering (“SSE”). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owns 55% of AspenTech on a fully diluted basis as of March 31, 2023.

On December 23, 2022, the Company entered into a credit agreement with Emerson (the “Emerson Credit Agreement”), which will provide for an aggregate term loan commitment of $630.0 million. Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

On July 27, 2022, the Company entered into a definitive agreement to acquire Mining Software Holdings Pty Ltd (“Micromine”) for AU$900.0 million in cash (approximately $623.0 million based on exchange rates when the acquisition was initially announced). Micromine is a global leader in design and operational management solutions for the metals and mining industry. The Company currently intends to finance the transaction primarily through debt financing under the Emerson Credit Agreement. The closing of the acquisition is subject to regulatory approval.

The Company operates globally in 82 countries as of March 31, 2023.

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Aspen Technology, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Transaction was accounted for as a business combination in accordance with U.S. GAAP, with the Industrial Software Business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, for the three- and nine-month interim period ended March 31, 2022, the consolidated and combined financial statements comprise the results of the Industrial Software Business only and do not include the results of Heritage AspenTech.

We have prepared the accompanying consolidated and combined financial statements as of March 31, 2023, and for the third quarters of fiscal 2023 and 2022, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and in accordance with generally accepted accounting principles in the United States ("GAAP"). These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022.

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

Russia and Ukraine

The ongoing conflict in Ukraine could negatively impact the Company's financial position, results of operations and cash flows. The United States and other governments have imposed sanctions and taken other regulatory actions that adversely affect doing business in Russia and with Russian companies. The Company maintains operations in Russia and licenses software and provides related services to customers in Russia and areas of Ukraine that are not under sanction. The Company had net sales of approximately $7.3 million and $34.0 million for the three- and nine-month period ended March 31, 2023, respectively, and total assets of approximately $41.3 million as of March 31, 2023, related to operations in Russia. The Company continues to evaluate the impact of the various sanctions, export control measures and business restrictions imposed by the United States and other governments on its ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia and areas of Ukraine that are not under sanction. The outcome of these assessments will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, no material impact to supply chain operations is expected due to the conflict in Ukraine.

The Company may be required to cease or suspend operations in the region or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, the Company may voluntarily elect to do so. Any disruption to, or suspension of, the Company’s business and operations in Russia would result in the loss of revenues from the business in Russia. In addition, as a result of the risk of collectability of receivables from customers in Russia, the Company may be required to adjust accounting practices relating to revenue recognition in this region, with the result that the Company may not be able to recognize revenue until risk of revenue reversal is not probable.

2.  Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated and combined financial statements included in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022. There were no material changes to our significant accounting policies during the three and nine months ended March 31, 2023, other than those noted below.

(a) Revenue Recognition

Prior to the third quarter of fiscal 2023, OSI Inc. software licenses were primarily sold with professional services and hardware to form an integrated solution for the customer. The professional services and hardware sold with the license significantly customized the underlying functionality and usability of the software. As such, neither the license, hardware, nor professional services were considered distinct within the context of the contract and were therefore considered a single performance obligation. Because the integrated solution had no alternative use to the Company and the Company held an enforceable right to payment, revenue was recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. For integrated solution contracts executed prior to the third quarter of fiscal 2023, revenue continues to be recognized over time until the implementation is complete.

At the start of the third quarter of fiscal 2023, the Company completed a series of business transformation activities relating to OSI Inc. products and services in conjunction with its ongoing integration activities. As part of a change in the related go-to-market strategy, the Company has invested in tools and processes to simplify and streamline the implementation services to significantly reduce the complexity and interdependency associated with its software. In addition, the Company has identified and trained several third-party implementation service partners to operate autonomously and directly with OSI Inc. customers to implement its products.

Accordingly, effective January 1, 2023 following the completion of these business transformation activities, for all new OSI Inc. contracts, the Company accounts for the OSI Inc. software license, hardware, maintenance, and professional services as separate and distinct performance obligations. Software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The recognition of maintenance revenue at OSI Inc. is unchanged. Maintenance revenue continues to be recognized ratably over the maintenance term. Professional services revenue is recognized over time (typically one to two years) using the proportional performance method by comparing the costs incurred to the total estimated project costs.

There were no other changes to the Company’s revenue recognition accounting policy during the three and nine months ended March 31, 2023.

(b) Derivatives and Hedging

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

(c) Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements that will be applicable to the Company are not expected to have a material impact on the Company’s consolidated and combined financial statements.

3.   Revenue from Contracts with Customers

Contract Assets and Contract Liabilities

The contract assets are subject to credit risk and are reviewed in accordance with ASC 326. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The Company’s contract assets and contract liabilities were as follows as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	(Dollars in Thousands)
Contract assets	$870,785	$857,065
Contract liabilities	(181,967)	(164,408)
	$688,818	$692,657

Contract assets and contract liabilities are presented net at the contract level for each reporting period.

The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to contractual billing schedules. The change in the net contract balance during the nine months ended March 31, 2023 was primarily due to greater revenue recognition as compared to billings. Revenue recognized from the contract liability balance, as of June 30, 2022, was $37.6 million and $114.3 million during the three and nine months ended March 31, 2023, respectively.

The Company did not have any customer that accounted for 10 percent or more of the Company’s revenues for the three and nine months ended March 31, 2023 and 2022, respectively.
Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of March 31, 2023 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars in Thousands)
License and solutions	$67,774	$144,725	$78,046	$19,579	$5,748	$305	$316,177
Maintenance	80,308	262,500	179,051	126,822	92,867	60,537	802,085
Services and other	43,488	15,853	4,853	3,008	2,267	3,960	73,429
Total	$191,570	$423,078	$261,950	$149,409	$100,882	$64,802	$1,191,691
The table below reflects disaggregated revenues by business for the three and nine months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Heritage AspenTech	$155,481	$—	$499,328	$—
SSE	36,854	37,908	99,569	93,077
OSI, Inc.	37,543	46,693	124,638	150,314
Total	$229,878	$84,601	$723,535	$243,391

4. Acquisitions

Inmation Software GmbH

On August 29, 2022, the Company completed the acquisition of inmation Software GmbH (“Inmation”) for total cash consideration of $87.2 million. The purchase price consisted of $78.9 million of cash paid at closing and an additional $8.3 million to be held back until August 2023 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in accrued expenses and other current liabilities in our consolidated and combined balance sheets. The total cash acquired from Inmation was approximately $6.4 million resulting in a net cash payment of $72.5 million. The Company recognized goodwill of $63.0 million (none of which is expected to be tax deductible) and identifiable intangible assets of $31.5 million, primarily consisting of developed technology and customer relationships, with a useful life of approximately five years for developed technology and seven years for customer relationships. The fair values of assets acquired and liabilities assumed represent the preliminary fair value estimates, and are subject to subsequent adjustments as the Company obtains additional information during the measurement period and finalizes its fair value estimates.

Inmation’s revenue and net loss included in the Company’s consolidated and combined income statement from the acquisition date to the reporting period ending on March 31, 2023 were $2.9 million and $(0.9) million, respectively. Results included amortization of developed technology and customer relationships of $3.4 million.

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

During the nine months ended March 31, 2023, the Company recorded purchase price allocation adjustments that increased goodwill by $1.7 million. The following table sets forth the purchase price allocation of the Heritage AspenTech acquisition:

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Dollars in Thousands)
Total revenue	$229,878	$272,354	$723,535	$738,520
Net (loss)	$(53,483)	$(1,776)	$(121,614)	$(54,682)

5. Intangible Assets

Intangible assets consisted of the following as of March 31, 2023 and June 30, 2022:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total
	(Dollars in Thousands)
March 31, 2023:
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$10,313	$5,460,853
Less: Accumulated amortization	(296,950)	(12,708)	(361,807)	(8,744)	(680,209)
Net carrying amount	$1,606,649	$451,692	$2,720,734	$1,569	$4,780,644

June 30, 2022:
Gross carrying amount	$1,882,037	$464,400	$3,072,738	$10,149	$5,429,324
Less: Accumulated amortization	(153,758)	(9,379)	(144,888)	(8,518)	(316,543)
Net carrying amount	$1,728,279	$455,021	$2,927,850	$1,631	$5,112,781

The increase in intangible assets from June 30, 2022 was primarily due to the Inmation acquisition. See Note 4, Acquisitions. Total intangible asset amortization expense was $121.7 million for the three months ended March 31, 2023, of which $99.5 million related to the Heritage AspenTech Transaction. Total intangible asset amortization expense was $364.2 million for the nine months ended March 31, 2023 of which, $297.4 million related to the Heritage AspenTech Transaction.

6. Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 31, 2023 were as follows:

Carrying Value
(Dollars in Thousands)
Balance, June 30, 2022	$8,266,809
Goodwill from Inmation acquisition	63,026
Purchase accounting adjustment from Heritage AspenTech acquisition	(1,685)
Foreign currency translation	60
Balance, March 31, 2023	$8,328,210

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

Our derivative instruments are primarily classified as "Level 2 inputs," as they are not actively traded and are valued using pricing models that use observable market inputs.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated and combined balance sheets as of March 31, 2023 and June 30, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
March 31, 2023:
Cash equivalents	$2,949	$—
Equity method investments	—	2,504
Derivative liabilities	—	(40,454)
June 30, 2022:
Cash equivalents	$2,998	$—
Equity method investments	—	1,761

Financial instruments not measured or recorded at fair value in the accompanying consolidated and combined financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of any borrowings under the Amended and Restated Credit Agreement (described below in Note 8, “Credit Agreement”) approximates its carrying value due to the floating interest rate.

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

For the nine months ended March 31, 2023, the Company paid a total of $2.375 million in fees to JPMorgan to secure the Bridge Facility.

On December 23, 2022, the Company terminated the Bridge Facility, and at the same time entered into the Emerson Credit Agreement, which will provide for an aggregate term loan commitment of $630.0 million. Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

Credit Agreement

The Company also has a Credit Agreement with JPMorgan that provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

On January 17, 2023, the Company paid off the outstanding balance of its existing JPMorgan term loan facility of $264.0 million, plus accrued interest.

There were no amounts outstanding under the revolving credit facility at either March 31, 2023 or June 30, 2022. Any outstanding balances of the indebtedness under the revolving credit facility mature on December 23, 2024.

The Credit Agreement contains customary affirmative and negative covenants, which are also applicable to the Bridge Facility, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of March 31, 2023, the Company was in compliance with all the loan covenants.

9.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated and combined statements of operations for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Dollars in Thousands)
Recorded as expenses:
Cost of license and solutions	$832	$—	$2,752	$—
Cost of maintenance	427	—	1,462	—
Cost of services and other	599	—	1,457	—
Selling and marketing	3,695	—	10,886	—
Research and development	5,972	—	13,831	—
General and administrative	11,318	519	33,632	1,345
Total stock-based compensation	$22,843	$519	$64,020	$1,345

During the nine month period ended March 31, 2023, the Company granted 187,963 stock options and 191,570 restricted stock units (“RSUs”). The stock options granted had a weighted average exercise price of $207.65 per option and a weighted average fair value of $77.91 per option. The RSUs granted had a weighted average fair value of $207.71 per RSU.

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

Prior to the Transaction, the Industrial Software Business did not have any shares of common stock outstanding. Accordingly, net loss per share for the three and nine months ended March 31, 2022 has been calculated using weighted average shares outstanding (basic and diluted) based on the number of shares of common stock issued to Emerson on the closing date of the Transaction.

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars and Shares in Thousands, Except per Share Data)	2023	2022	2023	2022

Net (loss)	$(57,635)	$(3,280)	$(135,076)	$(15,242)

Basic weighted average shares outstanding	64,796	36,308	64,622	36,308

Dilutive weighted average shares outstanding	64,796	36,308	64,622	36,308

(Loss) per share
Basic	$(0.89)	$(0.09)	$(2.09)	$(0.42)
Dilutive	$(0.89)	$(0.09)	$(2.09)	$(0.42)

For the three and nine months ended March 31, 2023 and 2022, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Shares in Thousands)
Employee equity awards	1,441	—	1,367	—

11.   Derivatives

In connection with the agreement to purchase Micromine, the Company entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of the purchase price. The Company received cash proceeds of $10.8 million on the settlement of the six-month foreign currency forward contracts and recognized a realized gain of $10.8 million included in other (expense), net on the consolidated and combined statements of operations during the three and nine months ended March 31, 2023.

The Company entered into a new foreign currency forward contract on February 6, 2023 for a one-month period ending on March 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of the purchase price. In lieu of settlement, on March 6, 2023, the Company and the counterparty rolled the one-month foreign currency forward contract into a two-month foreign currency forward ending on May 5, 2023. The closing of the acquisition is subject to regulatory approval.

The notional amount of our outstanding derivative instrument totals AU $900 million. As of March 31, 2023, the fair value of our derivative instrument was $40.5 million and was recorded to the liability from foreign currency forward contract caption on the consolidated and combined balance sheets. The Company recognized unrealized losses of $25.1 million and $40.5 million for the three and nine months ended March 31, 2023, respectively, included in other (expense), net on the consolidated and combined statements of operations.

12.   Benefit for Income Taxes

The Company computes its tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and nine months ended March 31, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, for the nine months ended March 31, 2023, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.

Income tax benefit was $24.2 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, resulting in effective tax rates of 29.5% and 39.9%, respectively. Our income tax benefit was higher in the three months ended March 31, 2023 due to the current year’s change in the Company’s approach to computing its tax provision (benefit) for the interim periods to the actual effective tax rate method.

Benefit for income taxes was $68.1 million and $7.4 million for the nine months ended March 31, 2023 and 2022, respectively, resulting in effective tax rates of 33.5% and 32.7%, respectively. Income tax benefit increased due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a four-tax year period with fiscal year 2024 as the last year of the adjustment.

13. Related-Party Transactions

The Company utilizes some aspects of Emerson’s centralized treasury function which manages the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis. Pooled cash and nontrade balances attributable to Emerson have been presented as receivables from related parties or due to related parties in the consolidated and combined financial statements of the Company.

Before the closing of the Transaction, the Industrial Software Business was charged for costs directly attributable to the SSE business and OSI Inc. and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s consolidated and combined financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.

At the closing of the Transaction, Emerson and the Company entered into a transition service agreement (“TSA”) for the provision of certain transitionary services from Emerson to AspenTech. Pursuant to the TSA, Emerson provides AspenTech and its subsidiaries with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. TSA related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the consolidated and combined financial statements presented.

Receivables from related parties and due to related parties reported in the consolidated and combined balance sheets as of March 31, 2023 and June 30, 2022 include the following:

	March 31,	June 30,
	2023	2022
Interest bearing receivables from related parties	$43,591	$16,122
Trade receivables from related parties	407	819
Interest bearing payables to related parties	15,793	2,028
Trade payables to related parties	310	2,083

Allocations and charges from Emerson are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Corporate costs	$—	$659	$—	$1,750
Information technology	677	249	2,251	1,111
Insurance and other benefits	—	200	—	574
Shared services and other	850	2,695	4,745	8,330

Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systematic methods.

Before the closing of the Transaction, OSI Inc. and the SSE business engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from AspenTech (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement, AspenTech will grant Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products being transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the consolidated and combined financial statements presented. Revenue from Emerson are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue from Emerson affiliates	$4	$661	$12	$1,670
Purchases from Emerson affiliates	116	1,411	331	6,805

Emerson Share Maintenance Rights

Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. Under the Shareholders Agreement, Emerson has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through March 31, 2023.

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

The term loan to be made under the Emerson Credit Agreement is unsecured and matures on the fifth anniversary of the date the term loan is funded. The Company is permitted to prepay the term loan in whole or in part upon provision of notice in accordance with the Emerson Credit Agreement. Upon an event of default (as such term is defined in the Emerson Credit Agreement), the loan may become due and payable in full upon provision of notice in accordance with the Agreement.

In addition, the Emerson Credit Agreement includes a mandatory prepayment provision if at any time Emerson fails to beneficially own more than 40% of AspenTech common stock for a period of more than 30 consecutive days and Emerson provides us written notice requiring us to prepay the term loan. In such an event, we would have no less than either 30 days or 180 days from the date of such notice, depending upon the circumstances giving rise to the decrease in Emerson’s ownership interest, to prepay the term loan.

The Emerson Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. The Agreement also contains financial covenants regarding maintenance as of the end of each fiscal quarter of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of March 31, 2023, the Company was in compliance with all the loan covenants.

There was no amount outstanding under the Emerson Credit Agreement at March 31, 2023.

14.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance.

Prior to the Transaction, the Industrial Software Business had two operating and reportable segments: OSI Inc. and the GSS business (subsequently renamed Subsurface Science & Engineering Solutions, or “SSE”, after the Closing Date). The Transaction resulted in the creation of a third operating and reportable segment: Heritage AspenTech. During the three months ended September 30, 2022, the Company completed certain integration activities and changes to its organizational structure that triggered a change in the composition of its operating and reportable segments. As a result, beginning with the interim period ended September 30, 2022, the Company is now comprised of a single operating and reportable segment. Accordingly, the Company has restated its operating and reportable segment information for the three and nine months ended March 31, 2022. The Company’s chief operating decision maker is its President and Chief Executive Officer.

Geographic Information

Summarized below is information about the Company’s geographic operations:

Revenue by Destination

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Americas	$115,614	$55,104	$360,935	$167,042
Asia, Middle East and Africa	58,881	15,238	174,595	38,050
Europe	55,383	14,259	188,005	38,299
Total	$229,878	$84,601	$723,535	$243,391

Americas included revenue in the U.S. of $89.4 million and $48.0 million for the three months ended March 31, 2023 and 2022, respectively, and $289.9 million and $149.1 million for the nine months ended March 31, 2023 and 2022, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	March 31, 2023	June 30, 2022
Americas	$15,614	$14,591
Asia, Middle East and Africa	2,004	1,154
Europe	714	1,403
Total	$18,332	$17,148

Property, equipment, and leasehold improvements located in the U.S. were $13.3 million and $13.0 million as of March 31, 2023 and June 30, 2022, respectively.

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

On October 10, 2021, Heritage AspenTech and Emerson and certain of its subsidiaries, entered into a definitive agreement pursuant to which, among other matters, Emerson and its subsidiaries contributed to Heritage AspenTech shareholders $6,014,000,000 in cash and its Open Systems International, Inc. business (the "OSI business" or "OSI Inc.") and the SSE business in exchange for 55% of our outstanding common stock (on a fully diluted basis). The Transaction closed on May 16, 2022.

By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the OSI and SSE businesses, we have created a company that we believe will deliver superior value to customers across diverse end markets including energy, chemicals, power transmission and distribution, engineering, procurement and construction, metals and mining, and pharmaceuticals, among others.

For the three- and nine-month periods ended March 31, 2023, the consolidated and combined financial statements comprised the results of OSI Inc., the SSE business and Heritage AspenTech, while for the same periods in the prior fiscal year, these financial statements comprised the results of only OSI Inc. and the SSE business. Certain financial information for the periods ended March 31, 2022 have been reclassified to conform to the consolidated and combined financial statements for the three and nine-month period ended March 31, 2023.

Recent Events

On July 27, 2022, we announced that we entered into a definitive agreement to acquire Micromine, a global leader in design and operational management solutions for the metals and mining industry, from private equity firm Potentia Capital and other sellers for AU $900.0 million in cash (approximately $623.0 million USD based on foreign currency exchange rate at the time of announcement). We currently intend to finance the transaction primarily through debt financing under the Emerson Credit Agreement. The closing of the acquisition is subject to regulatory approval. In connection with the agreement to purchase Micromine, we also entered into foreign currency forward contracts on August 2, 2022 for a six-month period ending on February 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of purchase price. The six-month foreign currency forward contracts settled on February 6, 2023. The Company entered into a foreign currency forward contract on February 6, 2023 for a one-month period ending on March 6, 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of the purchase price. In lieu of settlement, on March 6, 2023, the Company and the counterparty rolled the one-month foreign currency forward contract into a two-month foreign currency forward contract settling on May 5, 2023.

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

ACV generally increases as a result of new term license and SMS agreements with new or existing customers, renewals or modifications of existing term license agreements that result in higher license fees due to a contractually-agreed price escalation or an increase in the number of tokens (units of software usage) or products licensed, or an increase in the value of licenses delivered.

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

As of March 31, 2023, customer agreements representing approximately 84% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies. We have not applied this methodology retroactively for the OSI business software amounts delivered prior to October 2020, but do not believe this to have a material impact on our reported ACV metric due to the high USD-denominated concentration of the OSI business. As of March 31, 2023, approximately 95% of the OSI business ACV was denominated in USD.

For term license agreements that contain professional services or other products and services, we have included in ACV the portion of the invoice reflective of the relative fair value of the term license rather than the portion of the invoice attributed to the term license as outlined in the agreement. We believe that this methodology more accurately allocates any discounts or premiums to the different elements of the agreement.

We estimate that the pro forma ACV of AspenTech grew by approximately 11.2%, from $768.6 million as of March 31, 2022 to $854.6 million as of March 31, 2023.

Total Contract Value

Total Contract Value (“TCV”) is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. TCV of Heritage AspenTech, the OSI business and the SSE business was $3.5 billion and $3.2 billion as of March 31, 2023 and 2022, respectively.

Bookings

Bookings is the total value of customer term license and perpetual license SMS contracts signed and delivered in the current period, less the value of such contracts signed in the current period where the initial licenses and SMS agreements are not yet deemed delivered, plus term license contracts and perpetual license SMS contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

The bookings of Heritage AspenTech, the OSI business and the SSE business was $231.3 million during the three months ended March 31, 2023, compared to $273.4 million during the three months ended March 31, 2022. The bookings of Heritage AspenTech, the OSI business and the SSE business was $698.1 million during the nine months ended March 31, 2023, compared to $638.4 million during the nine months ended March 31, 2022. The change in bookings is related to the timing of renewals.

Non-GAAP Business Metrics

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities (GAAP)	$185,650	$20,121
Purchase of property, equipment, and leasehold improvements	(4,515)	(3,831)
Payments for capitalized computer software development costs	(347)	—
Free cash flow (non-GAAP) (1)	$180,788	$16,290

(1) Effective January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.

The following table presents our (loss) from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP (loss) from operations	$(78,473)	$(2,743)	$(189,050)	$(16,881)
Plus:
Stock-based compensation	22,843	519	64,020	1,345
Amortization of intangibles	121,639	22,397	363,960	73,382
Acquisition and integration planning related fees	761	—	7,030	54
Non-GAAP income from operations	$66,770	$20,173	$245,960	$57,900

Critical Accounting Estimates and Judgments

Note 2, “Significant Accounting Policies,” to the audited consolidated and combined financial statements in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022 describes the significant accounting policies and methods used in the preparation of the consolidated and combined financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated and combined financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022, and include the subsection captioned “Revenue Recognition.” See Note 2. Significant Accounting Policies in the accompanying notes to the unaudited consolidated and combined financial statements included in Item 1 of this Form 10-Q for a discussion of a change in the revenue recognition accounting policy for new OSI Inc. contracts executed on or after January 1, 2023. Other than this change, there are no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the nine months ended March 31, 2023.

Results of Operations

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in Thousands)
Revenue:
License and solutions	$136,292	$50,838	$85,454	168%	$446,360	$143,544	$302,816	211%
Maintenance	77,283	27,313	49,970	183%	234,277	78,120	156,157	200%
Services and other	16,303	6,450	9,853	153%	42,898	21,727	21,171	97%
Total revenue	229,878	84,601	145,277	172%	723,535	243,391	480,144	197%
Cost of revenue:
License and solutions	68,980	35,546	33,434	94%	209,326	103,155	106,171	103%
Maintenance	9,020	4,296	4,724	110%	27,804	12,604	15,200	121%
Services and other	15,799	3,959	11,840	299%	40,897	13,139	27,758	211%
Total cost of revenue	93,799	43,801	49,998	114%	278,027	128,898	149,129	116%
Gross profit	136,079	40,800	95,279	234%	445,508	114,493	331,015	289%
Operating expenses:
Selling and marketing	120,035	18,899	101,136	535%	356,260	61,894	294,366	476%
Research and development	54,046	15,462	38,584	250%	153,741	46,400	107,341	231%
General and administrative	40,471	9,139	31,332	343%	124,557	22,792	101,765	446%
Restructuring	—	43	(43)	(100)%	—	288	(288)	(100)%
Total operating expenses	214,552	43,543	171,009	393%	634,558	131,374	503,184	383%
(Loss) from Operations	(78,473)	(2,743)	(75,730)	2,761%	(189,050)	(16,881)	(172,169)	1,020%
Other (expense), net	(13,281)	(2,685)	(10,596)	395%	(33,270)	(5,463)	(27,807)	509%
Interest income (expense), net	9,969	(28)	9,997	(35,704)%	19,112	(320)	19,432	(6,073)%
(Loss) before provision for income taxes	(81,785)	(5,456)	(76,329)	1,399%	(203,208)	(22,664)	(180,544)	797%
(Benefit) for income taxes	(24,150)	(2,176)	(21,974)	1,010%	(68,132)	(7,422)	(60,710)	818%
Net (loss)	$(57,635)	$(3,280)	$(54,355)	1,657%	$(135,076)	$(15,242)	$(119,834)	786%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(% of Revenue)
Revenue:
License and solutions	59.3%	60.1%	61.7%	59.0%
Maintenance	33.6	32.3	32.4	32.1
Services and other	7.1	7.6	5.9	8.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License and solutions	30.0	42.0	28.9	42.4
Maintenance	3.9	5.1	3.8	5.2
Services and other	6.9	4.7	5.7	5.4
Total cost of revenue	40.8	51.8	38.4	53.0
Gross profit	59.2	48.2	61.6	47.0
Operating expenses:
Selling and marketing	52.2	22.3	49.2	25.4
Research and development	23.5	18.3	21.2	19.1
General and administrative	17.6	10.8	17.2	9.4
Restructuring costs	—	0.1	—	0.1
Total operating expenses	93.3	51.5	87.7	54.0
(Loss) from operations	(34.1)	(3.2)	(26.1)	(6.9)
Other (expense), net	(5.8)	(3.2)	(4.6)	(2.2)
Interest income (expense), net	4.3	—	2.6	(0.1)
(Loss) before provision for income taxes	(35.6)	(6.4)	(28.1)	(9.3)
(Benefit) for income taxes	(10.5)	(2.6)	(9.4)	(3.0)
Net (loss)	(25.1)%	(3.9)%	(18.7)%	(6.3)%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Total revenue increased by $145.3 million during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. Overall revenue growth is primarily due to $157.8 million in revenue from Heritage AspenTech as a result of the Transaction, offset by a decrease in revenue of $11.5 million from the OSI business due to certain projects that have extended beyond their completion date.

License and solutions revenue increased by $85.5 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was driven primarily by $92.3 million from Heritage AspenTech as a result of the Transaction, and $3.2 million of higher license revenue from the SSE business, partially offset by $10.1 million lower license and solutions revenue from the OSI business due to certain projects that have extended beyond their completion date.

Maintenance revenue increased by $50.0 million during the three months ended March 31, 2023 as compared to the same period in prior fiscal year. This increase was primarily due to $56.6 million from Heritage AspenTech as a result of the Transaction, partially offset by $6.0 million lower maintenance revenue from the SSE business.

Services and other revenue increased by $9.9 million during the three months ended March 31, 2023, as compared to the same period in prior fiscal year primarily due to $8.9 million from Heritage AspenTech as a result of the Transaction.

Cost of Revenue

Cost of revenue increased by $50.0 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase in cost of revenue is primarily due to $53.2 million from Heritage AspenTech as a result of the Transaction.

Cost of license and solutions revenue increased $33.4 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was driven by $35.4 million from Heritage AspenTech as a result of the Transaction, $33 million of which is associated with additional amortization of intangible assets.

Cost of maintenance revenue increased by $4.7 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was primarily due to $5.8 million from Heritage AspenTech as a result of the Transaction.

Cost of services and other revenue increased by $11.8 million for the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $12.0 million from Heritage AspenTech as a result of the Transaction. Gross profit margin on services and other revenue was 3.1% and 38.6% for the three months ended March 31, 2023 and 2022, respectively. The decrease was mainly driven by smaller gross profit on service revenue from Heritage AspenTech in the current period.

Overall gross profit increased by $95.3 million for the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $104.6 million from Heritage AspenTech as a result of the Transaction. Gross profit margin increased to 59.2% for the three months ended March 31, 2023 from 48.2% for the same period in the prior fiscal year. The increase was primarily driven by larger gross profit on license revenue from Heritage AspenTech in the current period.

Operating Expenses

Selling and marketing expense increased by $101.1 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $100.8 million from Heritage AspenTech as a result of the Transaction, of which $64.5 million was additional amortization of intangible assets.

Research and development expense increased by $38.6 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $35.7 million from Heritage AspenTech as a result of the Transaction, and an increase of $2.9 million from the SSE business and the OSI business compensation related costs.

General and administrative expense increased by $31.3 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $33.6 million from Heritage AspenTech as a result of the Transaction, partially offset by $3.1 million in lower legal and accounting costs.

Non-Operating Income (Expense)

Other (expense), net is comprised primarily of unrealized gains and losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Other (expense) increased by $10.6 million during the three months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $25.1 million in unrealized losses on foreign currency forward contracts as partially offset by $10.8 million in realized gains on foreign currency forward contracts.

Interest income (expense) increased by $10.0 million for the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. The increase was primarily related to the Transaction, which contributed $9.6 million resulting from interest income earned on Heritage AspenTech’s long-term revenue contracts.

Comparison of the Nine Months Ended March 31, 2023 and 2022

Revenue

Total revenue increased by $480.1 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. Overall revenue growth is primarily due to $501.7 million in revenue from Heritage AspenTech as a result of the Transaction, an increase of $6.5 million in new and renewal contracts from the SSE business, offset by a decrease in revenue of $28.0 million from the OSI business due to the mix of open customer projects, stage of completion compared to the prior period, and certain projects that have extended beyond their completion date.

License and solutions revenue increased by $302.8 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was driven primarily by $313.7 million from Heritage AspenTech as a result of the Transaction and an increase of $16.3 million from the SSE business as a result of large dollar amount of new and renewal agreements entered during the current period. This was partially offset by a decrease in revenue of $28.0 million from the OSI business due to the mix of open customer projects, stage of completion compared to the prior period, and certain projects that have extended beyond their completion date.

Maintenance revenue increased by $156.2 million during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. This increase was primarily due to $163.7 million from Heritage AspenTech as a result of the Transaction, offset by a decrease of $9.9 million from the SSE business.

Services and other revenue increased by $21.2 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $24.3 million from Heritage AspenTech as a result of the Transaction.

Cost of Revenue

Cost of revenue increased by $149.1 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increase in cost of revenue is primarily due to $152.0 million from Heritage AspenTech as a result of the Transaction.

Cost of license and solutions revenue increased $106.2 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was driven by $105.7 million from Heritage AspenTech as a result of the Transaction, $98.9 million of which is associated with additional amortization of intangible assets.

Cost of maintenance revenue increased by $15.2 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year. This increase was primarily due to $17.6 million from Heritage AspenTech as a result of the Transaction.

Cost of services and other revenue increased by $27.8 million for the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $28.8 million from Heritage AspenTech as a result of the Transaction. Gross profit margin on services and other revenue was 4.7% and 39.5% for the nine months ended March 31, 2023 and 2022, respectively. The decrease was mainly driven by smaller gross profit on service revenue from Heritage AspenTech in the current period.

Overall gross profit increased by $331.0 million for the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $349.5 million from Heritage AspenTech as a result of the Transaction. Gross profit margin increased significantly to 59.2% for the nine months ended March 31, 2023 from 47.0% for the same period in the prior fiscal year. The increase was mainly driven by larger gross profit on license revenue from Heritage AspenTech in the current period.

Operating Expenses

Selling and marketing expense increased by $294.4 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $301.0 million from Heritage AspenTech as a result of the Transaction, of which $193.3 million was additional amortization of intangible assets.

Research and development expense increased by $107.3 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $99.3 million from Heritage AspenTech as a result of the Transaction.

General and administrative expense increased by $101.8 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $104.9 million from Heritage AspenTech as a result of the Transaction.

Non-Operating Income (Expense)

Other (expense), net is comprised primarily of unrealized gains and losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Other (expense) increased by $27.8 million during the nine months ended March 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $40.5 million associated with unrealized losses on foreign currency forward contracts, offset by $10.8 million in realized gains on foreign currency forward contracts.

Interest income (expense) increased by $19.4 million for the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year. The increase was primarily related to the Transaction, which contributed $18.4 million resulting from interest income earned on Heritage AspenTech’s long-term revenue contracts.

Benefit for Income Taxes

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in Thousands)
(Benefit) for income taxes	$(24,150)	$(2,176)	$(21,974)	1010%	$(68,132)	$(7,422)	$(60,710)	818.0%
Effective tax rate	29.5%	39.9%			33.5%	32.7%

We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if we are unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months and nine months ended March 31, 2022, we computed its tax provision (benefit) using the AETR approach. However, for the nine months ended March 31, 2023, we recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.

Income tax benefit was $24.2 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, resulting in effective tax rates of 29.5% and 39.9%, respectively. Our income tax benefit was higher in the three months ended March 31, 2023 due to the current year’s change in the company’s approach to computing its tax provision (benefit) for the interim periods to the actual effective tax rate method.

Benefit for income taxes was $68.1 million and $7.4 million for the nine months ended March 31, 2023 and 2022, respectively, resulting in effective tax rates of 33.5% and 32.7%, respectively. Income tax benefit was higher due to the higher Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period as a result of non-deductible amortization of intangibles, capitalized R&D costs, and a change in the accounting methodology related to historical revenue recognition for tax purposes on multi-year software license agreements. The change resulted in the recognition of taxable income over a four-tax year period with fiscal year 2024 as the last year of the adjustment.

Liquidity and Capital Resources

Resources

As of March 31, 2023 and June 30, 2022, our principal sources of liquidity consisted of $286.7 million and $449.7 million, respectively, in cash and cash equivalents.

We believe our existing cash on hand and cash flows generated by operations are sufficient for at least the next 12 months to meet our operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purposes is required beyond existing resources and our Amended and Restated Credit Agreement and the Emerson Credit Agreement described below, we may not be able to affect a receivable, equity or debt financing on terms acceptable to us or at all.

Bridge Facility

On July 27, 2022, the Company entered into the $475.0 million Bridge Facility with JPMorgan to finance the Micromine acquisition. The Bridge Facility was entered into under the existing Amended and Restated Credit Agreement. The Company may elect that each incremental borrowing under the Bridge Facility bear interest at a rate per annum equal to (a) the Alternate Base Rate (“ABR”), plus the applicable margin or (b) the Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus the applicable margin.

On December 23, 2022, the Company terminated the Bridge Facility and entered into the Emerson Credit Agreement, which will provide for an aggregate term loan commitment of $630.0 million.

Refer to Note 13, “Related-Party Transactions”, to our consolidated and combined financial statements for further discussion of the Emerson Credit Agreement.

Credit Agreement

The Credit Agreement provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

On January 17, 2023, the Company paid off the outstanding balance of our existing term loan facility of $264 million, plus accrued interest.

For a more detailed description of the Credit Agreement, see Note 8, “Debt”, to our Unaudited Consolidated and Combined Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Balance Sheet and Cash Flows

Our cash and cash equivalents were $286.7 million and $20.4 million as of March 31, 2023 and 2022, respectively.

Operating cash flows for the nine months ended March 31, 2023 was $185.7 million as compared to $20.1 million for the nine months ended March 31, 2022. The increase was largely attributable to Heritage AspenTech from the Transaction.

The table below summarizes our operating and free cash flow (in thousands).

	Nine Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities (GAAP)	$185,650	$20,121
Purchase of property, equipment, and leasehold improvements	(4,515)	(3,831)
Payments for capitalized computer software development costs	(347)	—
Free cash flow (non-GAAP) (1)	$180,788	$16,290

(1) Effective January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.

Total free cash flow increased $164.5 million during the nine-month period ended March 31, 2023 as compared to the same period in the prior fiscal year, primarily due to the contribution from Heritage AspenTech as a result of the Transaction and was mainly driven by the cash flows provided by operating activities.

Contractual Obligations

Standby letters of credit for $27.6 million and $28.7 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2023 and June 30, 2022, respectively. The letters of credit expire at various dates through fiscal 2028.

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation may in the future have an impact on our ability to execute on our acquisition strategy. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

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

Foreign Currency Exchange Risk

Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized as follows (in thousands):

	March 31, 2023		June 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	AU $900,000	$(40,454)	—	$—

During the three months ended March 31, 2023 and 2022, respectively, 8.7% and 9.8% of our total revenue was denominated in a currency other than the U.S. dollar. During the nine months ended March 31, 2023 and 2022, respectively, 9.6% and 6.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended March 31, 2023 and 2022. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, Norwegian Krone, and Russian Ruble.

We recorded $1.0 million and $2.8 million of net foreign currency exchange gain and loss during the three months ended March 31, 2023 and 2022, respectively, and $3.7 million and $5.8 million of net foreign currency exchange losses during the nine months ended March 31, 2023 and 2022, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated and combined results of operations by approximately $10.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and by approximately $15.7 million and $1.3 million for the nine months ended March 31, 2023 and 2022, respectively.

We may also enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on receivables and payables that are denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables and payables relate primarily to variances from our forecasted foreign currency transactions and balances. We do not enter into foreign exchange forward contracts for speculative purposes.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at March 31, 2023 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Investment Risk

The Company owns an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($4.0 million USD). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $5.0 million CAD ($4.0 million USD) commitment. As of March 31, 2023, the investment value is $3.3 million CAD ($2.5 million USD), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in “Item 1A. Risk Factors” in our Transition Reports on Form 10-KT for the fiscal year ended June 30, 2022, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our fiscal year 2022 Transition Reports on Form 10-KT remains current in all material respects, with the exception of the revised risk factor below.

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

Customers outside the United States account for a significant portion of our total revenue and will for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

•unexpected changes in regulatory or environmental requirements, tariffs and other barriers, including, for example, international trade disputes, changes in climate regulations, changes in local registration or ownership requirements, changes in competition laws, tariffs, embargoes, export controls, sanctions or other regulatory or trade restrictions imposed by the United States or foreign governments;
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

In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in Russia and Ukraine which may in turn spread and impact our overall business, financial position, cash flows and results of operations. We maintain operations in Russia and license software and provide related services to customers in Russia and areas of Ukraine that are not under sanction. We have net sales of approximately $7.3 million and $34.0 million for the three- and nine-month period ended March 31, 2023, and total assets of approximately $41.3 million as of March 31, 2023, related to operations in Russia. As a software company, no material impact to supply chain operations is expected as a result of the conflict in Ukraine. We continue to evaluate the impact, if any, of the various sanctions, export control measures and business restrictions imposed by the United States, other governments, and financial institutions on our ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, and receive payment from customers in Russia and areas of Ukraine that are not under sanction.

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

We may be required to cease or suspend operations in the region or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, we may voluntarily elect to do so. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenues from the business in Russia and would negatively impact our growth in Annual Contract Value. In addition, as a result of the risk of collectability of receivables from our customers in Russia, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue until there is no significant risk of revenue reversal. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.

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

Continued conflict between Russia and the Ukraine, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the United Kingdom, the European Union, Canada, Australia and others, as well as other business restrictions imposed by financial institutions and the above-mentioned adverse effects on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

Our liquidity and ongoing access to capital could be materially and negatively affected by increased volatility in the financial and securities markets, including increased inflation and interest rates.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There has been increased volatility in the financial and securities markets, as well as increased inflation and interest rates, which generally has made access to capital less certain and has increased the cost of obtaining new capital. We may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, including our acquisition strategy, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3.    Defaults upon Senior Securities.

None.

 Item 4.    Mine Safety Disclosures.

Not applicable.

 Item 5.    Other Information.

As of May 1, 2023, Manish Chawla will transition from the position of Chief Revenue Officer of the Company to a new role as Senior Vice President, Chief Customer Officer, focused on all aspects of customer success, including professional services, customer support and partners. Our Head of Global Sales Filipe Soares-Pinto will continue to oversee our global sales organization and will report directly to our Chief Executive Officer.

Item 6.   Exhibits.

Exhibit Number	Description

10.1	Restated Executive Retention Agreement dated as of May 16, 2022 by and between Aspen Technology, Inc. and Antonio J. Pietri

10.2	Proprietary and Confidential Information and Non-Competition and Non-Solicitation Agreement dated as of July 1, 2013 by and between AspenTech Corp (f/k/a Aspen Technology, Inc.) and Antonio J. Pietri

10.3	Executive Retention Agreement dated as of March 22, 2021 by and between AspenTech Corp. (f/k/a Aspen Technology, Inc.) and Chantelle Breithaupt

10.4	Form of Aspen Technology, Inc. Stock Option Grant Agreement (Employee) under Aspen Technology, Inc. 2022 Omnibus Incentive Plan

10.5	Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Employee) under Aspen Technology, Inc. 2022 Omnibus Incentive Plan

10.6	Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Director Initial Grant) under Aspen Technology, Inc. 2022 Omnibus Incentive Plan

10.7	Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Director Annual Grant) under Aspen Technology, Inc. 2022 Omnibus Incentive Plan

10.8	Form of Proprietary and Confidential Information, Non-Competition and Non-Solicitation Agreement of Aspen Technology, Inc.

10.9	First Amendment of Credit Agreement

10.10	System License Agreement dated as of March 30, 1982, as amended, by and between the Massachusetts Institute of Technology and AspenTech Corp. (f/k/a Aspen Technology, Inc.)

10.11	Form of Aspen Technology, Inc. Executive Retention Agreement

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Aspen Technology, Inc.

Date: May 2, 2023	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2023	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)