Form 10-Q
period 2023-09-30
Aspen Technology, Inc.
filed 2023-11-06
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41400

ASPEN TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3100817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Crosby Drive
Bedford
Massachusetts	01730
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (781) 221-6400

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

There were 63,699,354 shares of common stock outstanding as of October 31, 2023.

Aspen Technology, Inc. (“AspenTech”) has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks and service marks appearing in this Form 10-Q not owned by AspenTech are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2024” refers to the year ending June 30, 2024).

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
 Condensed Consolidated Financial Statements (unaudited)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2023	2022

	(Dollars and Shares in Thousands, Except per share data)
Revenue:
License and solutions	$148,648	$160,224
Maintenance	84,968	78,366
Services and other	15,692	12,229
Total revenue	249,308	250,819
Cost of revenue:
License and solutions	71,578	69,513
Maintenance	10,200	9,217
Services and other	16,282	12,400
Total cost of revenue	98,060	91,130
Gross profit	151,248	159,689
Operating expenses:
Selling and marketing	122,378	118,274
Research and development	53,676	49,740
General and administrative	35,405	42,848
Restructuring costs	—	9
Total operating expenses	211,459	210,871
Loss from operations	(60,211)	(51,182)
Other expense, net	(5,830)	(58,632)
Interest income, net	14,049	5,023
Loss before benefit for income taxes	(51,992)	(104,791)
Benefit for income taxes	(17,467)	(93,547)
Net loss	$(34,525)	$(11,244)
Net loss per common share:
Basic	$(0.54)	$(0.17)
Diluted	$(0.54)	$(0.17)
Weighted average shares outstanding:
Basic	64,319	64,454
Diluted	64,319	64,454

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Net loss	$(34,525)	$(11,244)
Other comprehensive loss:
Foreign currency translation adjustments	(11,201)	(8,865)
Total other comprehensive loss	(11,201)	(8,865)
Comprehensive loss	$(45,726)	$(20,109)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$120,540	$241,209
Accounts receivable, net	87,977	122,789
Current contract assets, net	369,019	367,539
Prepaid expenses and other current assets	32,010	27,728
Receivables from related parties	59,458	62,375
Prepaid income taxes	15,319	11,424
Total current assets	684,323	833,064
Property, equipment and leasehold improvements, net	17,484	18,670
Goodwill	8,328,192	8,330,811
Intangible assets, net	4,549,858	4,659,657
Non-current contract assets, net	547,617	536,104
Contract costs	17,138	15,992
Operating lease right-of-use assets	64,322	67,642
Deferred income tax assets	12,019	10,638
Other non-current assets	19,721	13,474
Total assets	$14,240,674	$14,486,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,301	$20,299
Accrued expenses and other current liabilities	79,536	99,526
Due to related parties	29,253	22,019
Current operating lease liabilities	12,570	12,928
Income taxes payable	48,461	46,205
Current contract liabilities	117,110	151,450
Total current liabilities	302,231	352,427
Non-current contract liabilities	27,671	30,103
Deferred income tax liabilities	911,967	957,911
Non-current operating lease liabilities	52,485	55,442
Other non-current liabilities	19,401	19,240
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,030,408 and 64,952,868 shares Outstanding— 63,855,939 and 64,465,242 shares	6	6
Additional paid-in capital	13,230,178	13,194,028
Accumulated deficit	(75,916)	(41,391)
Accumulated other comprehensive (loss) income	(8,765)	2,436
Treasury stock, at cost — 1,174,469 and 487,626 shares of common stock	(218,584)	(84,150)
Total stockholders’ equity	12,926,919	13,070,929
Total liabilities and stockholders’ equity	$14,240,674	$14,486,052

 See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data)
Balance June 30, 2023	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net Loss	—	—	—	—	(34,525)	—	—	(34,525)
Other comprehensive loss	(11,201)	—	—	—	—	—	—	(11,201)
Issuance of shares of common stock	—	29,644	—	3,826	—	—	—	3,826
Issuance of restricted stock units and net share settlement related to withholding taxes	—	47,896	—	(4,585)	—	—	—	(4,585)
Repurchase of common stock	—	—	—	20,210	—	686,843	(134,434)	(114,224)
Stock-based compensation	—	—	—	16,699	—	—	—	16,699
Balance September 30, 2023	$(8,765)	65,030,408	$6	$13,230,178	$(75,916)	1,174,469	$(218,584)	$12,926,919

	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive loss	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units and net share settlement related to withholding taxes	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(34,525)	$(11,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,219	122,546
Reduction in the carrying amount of right-of-use assets	3,562	3,291
Net foreign currency losses	5,894	8,332
Stock-based compensation	16,699	17,736
Deferred income taxes	(51,080)	(70,438)
Provision for uncollectible receivables	1,788	3,609
Other non-cash operating activities	19	3,225
Changes in assets and liabilities:
Accounts receivable	29,417	8,009
Contract assets	(24,062)	(68,357)
Contract costs	(1,163)	(3,451)
Lease liabilities	(3,770)	(1,659)
Prepaid expenses, prepaid income taxes, and other assets	(17,022)	(47,004)
Liability from foreign currency forward contract	—	50,259
Accounts payable, accrued expenses, income taxes payable and other liabilities	4,735	(13,476)
Contract liabilities	(36,730)	3,699
Net cash provided by operating activities	16,981	5,077
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(937)	(1,321)
Payments for business acquisitions, net of cash acquired	(8,273)	(74,947)
Payments for equity method investments	(98)	—
Payments for capitalized computer software development costs	—	(99)
Payments for asset acquisitions	(12,500)	—
Net cash used in investing activities	(21,808)	(76,367)
Cash flows from financing activities:
Issuance of shares of common stock	3,285	8,470
Repurchases of common stock	(114,224)	—
Payment of tax withholding obligations related to restricted stock	(1,938)	(3,422)
Deferred business acquisition payments	—	(1,363)
Repayments of amounts borrowed under term loan	—	(6,000)
Net transfers from Parent Company	3,890	12,446
Payments of debt issuance costs	—	(2,375)
Net cash (used in) provided by financing activities	(108,987)	7,756
Effect of exchange rate changes on cash and cash equivalents	(6,855)	(3,733)
Decrease in cash and cash equivalents	(120,669)	(67,267)
Cash and cash equivalents, beginning of period	241,209	449,725
Cash and cash equivalents, end of period	$120,540	$382,458

Supplemental disclosure of cash flow information:
Income taxes paid, net	$31,842	$6,950
Interest paid	$663	$3,815
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$249	$(702)
Lease liabilities arising from obtaining right-of-use assets	$397	$68

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
AspenTech, together with its subsidiaries (the “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company’s unique combination of product capabilities, deep domain expertise and award-winning innovation, customers across diverse end markets in capital-intensive industries can improve their operational excellence while achieving sustainability goals.
The Company operates globally in 120 countries as of September 30, 2023.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the first quarters of fiscal 2024 and 2023 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The actual results that the Company experiences may differ materially from these estimates.
Russia and Ukraine
The Company maintains operations in Russia and licenses software and provides related services to customers in Russia and areas of Ukraine that are not under sanction. The Company had revenues of approximately $7.2 million and $10.0 million for the three months ended September 30, 2023 and 2022, respectively, and total assets of approximately $37.8 million and $39.7 million as of September 30, 2023 and June 30, 2023, respectively, related to operations in Russia.
The Company may be required to cease or suspend operations in Russia or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, the Company may voluntarily elect to do so. For example, the Company recently has terminated all engineering services in Russia and the Company has limited its operations to contract renewals only with existing customers. While the Company continues to evaluate the impact, if any, of the various sanctions, export control measures and business restrictions imposed by the United States, other governments, and financial institutions on the ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, and receive payment from customers in Russia and areas of Ukraine that are not under sanction, there is no assurance that the Company will be able to do so in the future. Any disruption to, or suspension of, the Company’s business and operations in Russia would result in the loss of revenue from the business in Russia and would negatively impact growth. The Company may also suffer reputational harm as a result of continued operations in Russia, which may adversely impact sales and other businesses in other countries.
2.    Significant Accounting Policies
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There were no material changes to our significant accounting policies during the three months ended September 30, 2023.
(a) Revenue Recognition
Prior to the third quarter of fiscal 2023, Open Systems International, Inc. (“OSI Inc.”) software licenses were primarily sold with professional services and hardware to form an integrated solution for the customer. The professional services and hardware sold with the license significantly customized the underlying functionality and usability of the software. As such, none of the software license, hardware or professional services were considered distinct within the context of the contract and were therefore considered a single performance obligation. Because the integrated solution had no alternative use to the Company and the Company held an enforceable right to payment, revenue was recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. For integrated solution contracts executed prior to the third quarter of fiscal 2023, revenue continues to be recognized over time until the implementation is complete.
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
Accordingly, effective January 1, 2023, following the completion of these business transformation activities, for all new OSI Inc. contracts entered into after January 1, 2023, the Company accounts for the OSI Inc. software license, hardware, maintenance, and professional services as separate and distinct performance obligations. Software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The recognition of maintenance revenue at OSI Inc. is unchanged. Maintenance revenue continues to be recognized ratably over the maintenance term. Professional services revenue is recognized over time (typically one to two years) using the proportional performance method by comparing the costs incurred to the total estimated project costs.
(b) Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements that will be applicable to the Company are not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
Contract assets are subject to credit risk and reviewed in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments Credit Losses. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The potential impact of credit losses on contract assets was immaterial as of September 30, 2023. The Company’s contract assets and contract liabilities were as follows as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023

	(Dollars in Thousands)
Contract assets	$916,636	$903,643
Contract liabilities	(144,781)	(181,553)
Net contract assets	$771,855	$722,090
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during the three months ended September 30, 2023 was primarily due to greater revenue recognition as compared to billings. Revenue recognized during the first quarter of fiscal 2024 included $41.0 million that was included in the beginning contract liability balance.

Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of September 30, 2023 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2024	2025	2026	2027	2028	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$108,987	$96,644	$42,092	$14,588	$2,396	$1,279	$265,986
Maintenance	223,670	223,635	164,342	114,089	69,953	33,105	828,794
Services and other	53,036	22,957	8,941	2,868	952	157	88,911
Total	$385,693	$343,236	$215,375	$131,545	$73,301	$34,541	$1,183,691
Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Heritage AspenTech	$175,743	$176,406
Subsurface Science & Engineering	24,081	32,988
OSI, Inc.	49,484	41,425
Total	$249,308	$250,819
The Company did not have any customers that accounted for 10 percent or more of the Company’s revenues for the three months ended September 30, 2023 and 2022, respectively.
4.    Acquisitions
Inmation Software GmbH
On August 29, 2022, the Company completed the acquisition of inmation Software GmbH (“Inmation”) for total cash consideration of $87.2 million. The purchase price consisted of $78.9 million of cash paid at closing and an additional $8.3 million in indemnification holdbacks, which was paid on August 18, 2023. The total cash acquired from Inmation was approximately $6.4 million resulting in a net cash payment of $72.5 million during the three months ended September 30, 2022. The Company recognized goodwill of $63.0 million (none of which is expected to be tax deductible) and identifiable intangible assets of $31.5 million, primarily consisting of developed technology and customer relationships, with a useful life of approximately five years for developed technology and seven years for customer relationships.
Inmation’s revenue and net loss included in the Company’s condensed consolidated statements of operations during the three months ended September 30, 2023 were $0.5 million and $0.1 million, respectively. Results included amortization of developed technology and customer relationships of $1.4 million.
Prior to the closing date, Inmation was considered a related party to AspenTech as Emerson Electric Co. (“Emerson” or “Parent Company”), through one of its subsidiaries, held an equity-method investment in Inmation. At the time of close, $17.6 million was paid to Emerson in exchange for all its shares in Inmation, with another $1.9 million paid 12 months after the close on August 18, 2023.

5.    Intangible Assets
Intangible assets consist of the following as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(393,392)	(14,931)	(507,170)	(9,215)	(924,708)
Net carrying amount	$1,510,207	$449,469	$2,575,371	$14,811	$4,549,858

	June 30, 2023
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$11,526	$5,462,066
Less: Accumulated amortization	(341,964)	(13,821)	(437,673)	(8,951)	(802,409)
Net carrying amount	$1,561,635	$450,579	$2,644,868	$2,575	$4,659,657
Of the total intangible assets net carrying amount of $4.5 billion as of September 30, 2023, $430.0 million relates to the registered trademarks associated with the Transaction (as defined below) that are not subject to amortization. Total intangible asset amortization expense was $121.7 million and $121.2 million during the three months ended September 30, 2023 and 2022, respectively.
6.    Goodwill
The changes in the carrying amount of goodwill during the three months ended September 30, 2023 were as follows:

Carrying Value
(Dollars in Thousands)
Balance as of June 30, 2023	$8,330,811
Foreign currency translation	(2,619)
Balance as of September 30, 2023	$8,328,192
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$29,264	$—
Equity method investments	$—	$2,651

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$132,918	$—
Equity method investments	$—	$2,673
Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 8, “Debt”) approximates its carrying value due to the floating interest rate.
8.    Debt
Credit Agreement with Related Party
On December 23, 2022, the Company entered into a credit agreement with Emerson (the “Emerson Credit Agreement”), which provided for an aggregate term loan commitment of $630.0 million. Under the terms of the Emerson Credit Agreement, the Company would have used the proceeds from borrowings under the Emerson Credit Agreement to pay in part the cash consideration for funding the acquisition of Mining Software Holdings Pty Ltd (“Micromine”) and to pay the fees and expenses incurred in connection with the Emerson Credit Agreement.
On August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine. There was no amount outstanding under the Emerson Credit Agreement at the time it was terminated.
Amended and Restated Credit Agreement
The Company has an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) that provides for a $200.0 million secured revolving credit facility.
As of September 30, 2023, after taking into account eligible outstanding letters of credit allowable per the Amended and Restated Credit Agreement in the aggregate amount of $2.3 million, the Company had $197.7 million available for borrowing under the Amended and Restated Credit Agreement. Any outstanding balances of the indebtedness under the revolving credit facility will mature on December 23, 2024.
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including restrictions on incurring additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of September 30, 2023, the Company was in compliance with these covenants.
9.    Stock-Based Compensation
The stock-based compensation expense under all equity plans and its classification in the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Cost of license and solutions	$680	$742
Cost of maintenance	488	561
Cost of services and other	498	408
Selling and marketing	2,942	3,347
Research and development	4,553	3,611
General and administrative	7,538	9,067
Total stock-based compensation	$16,699	$17,736
Stock Options
The table below summarizes activities related to stock options for the three months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of June 30, 2023	1,005,826	$144.17	6.44	$32,935
Granted	1,471	$171.56
Exercised	(30,235)	$129.34
Cancelled / Forfeited	(2,621)	$169.56
Outstanding as of September 30, 2023	974,441	$161.26	6.32	$59,148
Exercisable as of September 30, 2023	666,826	$128.61	5.33	$50,814
Vested and expected to vest as of September 30, 2023	956,660	$143.96	6.28	$58,658
__________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company's common stock as of September 30, 2023 ($204.26) over the exercise price of the underlying options.
Restricted Stock Units and Performance Stock Units
Restricted stock units and performance stock units are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to restricted stock units and performance stock units for the three months ended September 30, 2023:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards

	(Dollars in Thousands)
Outstanding as of June 30, 2023	—	456,368
Granted	93,689	179,795
Settled	—	(71,780)
Cancelled / Forfeited	—	(4,703)
Outstanding as of September 30, 2023	93,689	559,680
Weighted average remaining recognition period of outstanding restricted units (in years)	2.75	2.98
Unrecognized stock-based compensation expense of outstanding restricted units	$12,342	$58,485
Aggregate intrinsic value of outstanding restricted units	$19,137	$114,320
The weighted average fair value per restricted stock unit was $193.74 and $208.96 during the three months ended September 30, 2023 and 2022, respectively. The weighted average fair value per performance stock unit was $194.00 during the three months ended September 30, 2023, and there were no performance stock units granted during the three months ended September 30, 2022.
During the three months ended September 30, 2023, the Company granted performance stock units with a performance condition and service condition. These performance stock units vest on a cliff basis in three years based upon the achievement of predefined performance goals, with the ability for 25% of granted awards to vest on an accelerated basis in each of the first two years. The performance goal relates to the sum of (i) annual contract value growth and (ii) free cash flow margin over the performance period. Up to 175% of the performance stock units could vest upon achievement of the performance goals. Conversely, if a minimum performance goal is not met, none of the performance stock units will vest. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements.
10.    Net Loss Per Share
Basic (loss) income per share is determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted (loss) income per share is determined by dividing net (loss) income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net (loss) income per share based on the treasury stock method.
The calculations of basic and diluted net loss per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022

	(Dollars and Shares in Thousands, Except per Share Data)
Net loss	$(34,525)	$(11,244)

Basic weighted average shares outstanding	64,319	64,454

Dilutive weighted average shares outstanding	64,319	64,454

Loss per share
Basic	$(0.54)	$(0.17)
Dilutive	$(0.54)	$(0.17)
For the three months ended September 30, 2023, and 2022 certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	(Shares in Thousands)
Employee equity awards	1,449	286
11.    Stock Repurchases
On May 5, 2023, the Company entered into an accelerated share repurchase program (“ASR Program”) with JPMorgan to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the terms of the ASR Program, the Company made an initial payment to JPMorgan and received an initial delivery of 487,626 shares of the Company’s common stock, which represented approximately 80% of the total number of shares of the Company’s common stock expected to be purchased under the ASR Program.
The ASR Program was settled on August 7, 2023, resulting in an additional delivery of 107,045 shares of the Company’s common stock. The Company repurchased in total 594,671 shares of common stock for $100.0 million as part of the ASR Program. The $100.0 million payment made to JPMorgan was recognized as a reduction to stockholders’ equity, consisting of an increase in treasury stock representing the value of the 594,671 shares received upon settlement, offset by an increase to additional-paid-in-capital for the value of the shares repurchased in excess of the $100.0 million payment.
On August 1, 2023, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Authorization”) pursuant to which $300.0 million of its common stock may be repurchased in the aggregate, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans. The timing and amount of any shares repurchased under the Share Repurchase

Authorization are based on market conditions and other factors. All shares of the Company’s common stock repurchased have been recorded as treasury stock under the cost method. The Company reflects share repurchases in its condensed consolidated financial statements once the transaction is settled.
As of September 30, 2023, the Company had repurchased 579,798 shares for $114.2 million, under the Share Repurchase Authorization, with the total remaining value under the Share Repurchase Authorization being $185.8 million.
12.    Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, for the three months ended September 30, 2023, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year-to-date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.
Benefit for income taxes was $17.5 million and $93.5 million for the three months ended September 30, 2023 and 2022, respectively, resulting in effective tax rates of 33.6% and 89.3%, respectively. Income tax benefit decreased due to a change in the Company’s approach to computing its tax provision (benefit) for interim periods to an actual effective tax rate method.
13.    Related-Party Transactions
On October 10, 2021, Emerson entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included OSI Inc. and the Geological Simulation Software business (“GSS”), which the Company has renamed as Subsurface Science & Engineering ("SSE"). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owned approximately 55% of AspenTech on a fully diluted basis as of September 30, 2023.
The Company utilizes some aspects of Emerson’s centralized treasury function to manage the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis. Pooled cash and nontrade balances attributable to Emerson have been presented as receivables from related parties or due to related parties in the condensed consolidated financial statements of the Company.
Before the closing of the Transaction, the Industrial Software Business was charged for costs directly attributable to the SSE business and OSI Inc. and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s condensed consolidated financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.
At the closing of the Transaction, Emerson and the Company entered into a transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary services from Emerson to the Company. Pursuant to the Transition Service Agreement, Emerson provides the Company with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. Transition Service Agreement related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the condensed consolidated financial statements presented.
In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the "Registration Rights Agreement") and a tax matters agreement (the "Tax Matters Agreement") with Emerson. The Registration Rights Agreement grants Emerson certain market registration rights, including demand registration rights and piggyback registration rights, with respect to its registrable securities. The Company has agreed to pay out-of-pocket fees and expenses in connection with such registration, subject to certain exceptions. The Tax Matters Agreement governs the rights and obligations that the Company and Emerson have with respect to taxes of the Company and certain Emerson subsidiaries. In addition, under the terms of the Tax Matters Agreement, the Company agreed to indemnify Emerson and its affiliates against any and all tax-related liabilities incurred by them relating to the Transaction and certain related business reorganizations to the extent such tax-related liabilities are caused by any action taken by the Company.

Receivables from related parties and due to related parties reported in the condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023 include the following:

	September 30, 2023	June 30, 2023

	(Dollars in Thousands)
Interest bearing receivables from related parties	$58,689	$61,948
Trade receivables from related parties	$769	$427
Interest bearing payables to related parties	$28,840	$21,866
Trade payables to related parties	$413	$153
Allocations and charges from Emerson are as follows:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Information technology	$975	$811
Shared services and other	$374	$2,697
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Transaction, OSI Inc. and the SSE business engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the condensed consolidated financial statements presented. Revenue and purchases from Emerson affiliates for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Revenue from Emerson affiliates	$313	$4
Purchases from Emerson affiliates	$68	$139
Emerson Share Maintenance Rights
Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to the Company's board of directors, the right of Emerson to nominate the chair of the Company's board of directors, the composition of the committees of the Company's board of directors, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company's business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its 55% ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through September 30, 2023.
Business Combination with Related Party
The Inmation acquisition completed on August 29, 2022 was considered a related party transaction. Refer to Note 4, “Acquisitions”, to our condensed consolidated financial statements for further discussion.

Credit Agreement with Related Party
On December 23, 2022, the Company entered into the Emerson Credit Agreement with Emerson, which provided for an aggregate term loan commitment of $630.0 million, and on August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine. There was no amount outstanding under the Emerson Credit Agreement at the time it was terminated. Refer to Note 8, “Debt”, to our condensed consolidated financial statements for further discussion.
Plantweb Optics Analytics
On July 28, 2023, the Company entered into the Plantweb Optics Analytics Assignment and License Agreement with Emerson for the purchase of Emerson’s Plantweb Optics Analytics software and the perpetual and royalty-free licensing of other Emerson intellectual property for $12.5 million in the aggregate.
The Company is currently integrating the purchased software and licensed intellectual property with its existing asset performance management product suite and accordingly has capitalized the full purchase price in accordance with ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.”
14.    Segment and Geographic Information
The Company operates in one operating and reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Americas	$133,016	$130,858
Asia, Middle East and Africa	57,685	53,671
Europe	58,607	66,290
Total	$249,308	$250,819
Americas included revenue in the United States of $96.0 million and $112.2 million for the three months ended September 30, 2023 and 2022, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	September 30, 2023	June 30, 2023

	(Dollars in Thousands)
Americas	$14,605	$15,793
Asia, Middle East and Africa	1,907	1,923
Europe	972	954
Total	$17,484	$18,670
Property, equipment, and leasehold improvements, net located in the United States were $12.5 million and $13.4 million as of September 30, 2023 and June 30, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Concerning Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and AspenTech undertakes no obligation to update any such statements to reflect later developments. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These risks and uncertainties include, without limitation: the failure to realize the anticipated benefits of our transaction with Emerson; risks resulting from our status as a controlled company; the scope, duration and ultimate impacts of the Russia-Ukraine war, and the Israeli-Hamas conflict; as well as economic and currency conditions, market demand (including related to the pandemic and adverse changes in the process or other capital-intensive industries such as materially reduced spending budgets due to oil and gas price declines and volatility), pricing, protection of intellectual property, cybersecurity, natural disasters, tariffs, sanctions, competitive and technological factors, inflation; and others, including those described in “Item 1A. Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those described in our most recent Annual Report on Form 10-K and subsequent reports filed with the SEC. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information or development, future events or otherwise, except as required by law. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes thereto contained in this report. You should also read “Item 1A. Risk Factors” of Part II in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Our fiscal year ends on June 30, and references in this Quarterly Report on Form 10-Q to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2024” refers to the year ending June 30, 2024).
Business Overview
We are a global leader in industrial software focused on helping customers in asset-intensive industries address the world’s dual challenge of meeting the increasing demand for resources from a rapidly growing population with the expectation of a higher living standard in a profitable and sustainable manner. Our solutions address complex environments where it is critical to optimize across the full asset lifecycle-asset design, operation, and maintenance - enabling customers to run their assets safer, greener, longer and faster. Thousands of companies, ranging from multi-national corporations to start-ups, rely on our software to help them run their assets more profitably, resiliently, and sustainably to meet their operational excellence and sustainability goals.
We help customers solve some of their most critical challenges via our purpose-built software that combines engineering first principles, deep industry domain knowledge, and advanced technologies. We drive significant value creation through our decades of experience in modeling, simulation, and optimization technologies. The operational challenges we help our customers solve include, among others, how to maintain maximum efficiency in process operations, manage electrical grids amid the growth in renewable energy sources, ensure supply chain resiliency, and reduce carbon emissions.
Our software also seeks to help companies develop new processes that can be scaled to support energy transition and a net zero future, such as green hydrogen, biofuels, carbon capture, utilization and storage and circularity of plastics.
Recent Events
On July 28, 2023, we entered into the Plantweb Optics Analytics Assignment and License Agreement with Emerson for the purchase of Emerson’s Plantweb Optics Analytics software and the perpetual and royalty-free licensing of other Emerson intellectual property for $12.5 million in the aggregate.
On August 1, 2023, we announced the termination of the agreement to purchase Micromine. We, along with the sellers of Micromine, had been waiting to secure a final Russian regulatory approval as a condition to the closing of the transaction. As this process continued, the timing and requirements necessary to get this approval became increasingly unclear. This lack of clarity on the potential for, and timing of, a successful review led us and the sellers of Micromine to this mutual course of action. On August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine.
The ASR Program that the Company entered into with JPMorgan on May 5, 2023 settled on August 7, 2023, which resulted in the delivery of an additional 107,045 shares of the Company’s common stock, for a total of 594,671 delivered for $100.0 million. Upon the completion of the ASR Program, the Company began purchasing shares pursuant to the $300.0 million Share Repurchase Authorization announced on August 1, 2023. During the first quarter of fiscal 2024, the Company repurchased 579,798 shares for $114.2 million under the Share Repurchase Authorization and the total remaining value under the Share Repurchase Authorization as of September 30, 2023 was $185.8 million.
Key Business Metrics
Background
We utilize key business metrics to track and assess the performance of our business. We have identified the following set of appropriate business metrics in the context of our evolving business:
•Annual contract value (“ACV”)
•Total contract value (“TCV”)
•Bookings
We also use the following non-GAAP business metrics in addition to GAAP measures to track our business performance:
•Free cash flow
•Non-GAAP income from operations
We make these measures available to investors and none of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.
Annual Contract Value
ACV is an estimate of the annual value of our portfolio of term license and software maintenance and support (“SMS”) contracts, the annual value of SMS agreements purchased with perpetual licenses, and the annual value of standalone SMS agreements purchased with certain legacy term license agreements, which have become an immaterial part of our business.
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
ACV is adversely affected by term license and SMS agreements that are renewed at a lower entitlement level or not renewed, a decrease in the value of licenses delivered, and, to a lesser extent, by customer agreements that become inactive during the agreement’s term because, in our determination, amounts due (or which will become due) under the agreement are not collectible. As ACV is an estimate of annual billings, it will generally not include contracts with a term of less than one year. Because ACV represents all other active term software and SMS agreements, it may include amounts under agreements with customers that are delinquent in paying invoices, that are in bankruptcy proceedings, and agreements that are subject to termination by the customer or where payment is otherwise in doubt.
As of September 30, 2023, customer agreements representing approximately 85% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies. We have not applied this methodology retroactively for OSI Inc. software amounts delivered prior to October 2020, but do not believe it has a material impact on our reported ACV metric due to the high USD-

denominated concentration of the OSI Inc. business. As of September 30, 2023, approximately 96% of OSI Inc. ACV was denominated in U.S. dollars.
For term license agreements that contain professional services or other products and services, we have included the portion of those agreements that are reflective of the relative fair value of the term license, rather than the portion of the actual invoice attributed to the term license, as outlined in the agreement within ACV. We believe that this methodology more accurately allocates any discounts or premiums to the different elements of the agreement.
We estimate that the pro forma ACV grew by approximately 10.9%, from $809.6 million as of September 30, 2022 to $897.6 million as of September 30, 2023.
Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. TCV was $3.7 billion and $3.3 billion as of September 30, 2023 and 2022, respectively.
Bookings
Bookings is the total value of customer term license and perpetual license SMS contracts signed and delivered in the current period, less the value of such contracts signed in the current period where the initial licenses and SMS agreements are not yet deemed delivered, plus the value of term license contracts and perpetual license SMS contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.
Bookings were $211.8 million during the three months ended September 30, 2023, compared to $224.0 million during the three months ended September 30, 2022. The change in bookings is related to the timing of renewals.
Non-GAAP Business Metrics
Free cash flow (non-GAAP) excludes certain non-cash and non-recurring expenses, and is used as a supplement to net cash provided by operating activities presented on a GAAP basis. We believe that free cash flow (non-GAAP) is a useful financial measure because it permits investors to view our performance using tools that our management uses to gauge progress in achieving goals and as an indication of cash flow that may be available to fund future investments and other capital uses, such as to repay borrowings under our credit facilities or to fund acquisitions or share repurchase programs.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$16,981	$5,077
Purchase of property, equipment, and leasehold improvements	(937)	(1,321)
Payments for capitalized computer software development costs	—	(99)
Free cash flow (non-GAAP) (1)	$16,044	$3,657
__________
(1)     For the interim period beginning January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to income from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table provides a reconciliation of GAAP loss from operations to non-GAAP income from operations for the indicated periods:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
GAAP loss from operations	$(60,211)	$(51,182)
Plus:
Stock-based compensation	16,699	17,736
Amortization of intangibles (1)	121,587	121,160
Acquisition and integration planning related fees	(255)	4,858
Non-GAAP income from operations	$77,820	$92,572
__________
(1)     The Company has increased amortization of intangible assets following the close of the Transaction with Emerson. As a result, the Company expects its amortization of intangibles assets to remain at higher levels for the next several years as the related asset balance is amortized over the respective expected useful lives of the intangible assets.
Critical Accounting Estimates and Judgments
Note 2, “Significant Accounting Policies,” to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2023	2022	$	%

	(Dollars in Thousands)
Revenue:
License and solutions	$148,648	$160,224	$(11,576)	(7.2)%
Maintenance	84,968	78,366	6,602	8.4%
Services and other	15,692	12,229	3,463	28.3%
Total revenue	249,308	250,819	(1,511)	(0.6)%
Cost of revenue:
License and solutions	71,578	69,513	2,065	3.0%
Maintenance	10,200	9,217	983	10.7%
Services and other	16,282	12,400	3,882	31.3%
Total cost of revenue	98,060	91,130	6,930	7.6%
Gross profit	151,248	159,689	(8,441)	(5.3)%
Operating expenses:
Selling and marketing	122,378	118,274	4,104	3.5%
Research and development	53,676	49,740	3,936	7.9%
General and administrative	35,405	42,848	(7,443)	(17.4)%
Restructuring	—	9	(9)	(100.0)%
Total operating expenses	211,459	210,871	588	0.3%
Loss from operations	(60,211)	(51,182)	(9,029)	17.6%
Other expense, net	(5,830)	(58,632)	52,802	(90.1)%
Interest income, net	14,049	5,023	9,026	179.7%
Loss before benefit for income taxes	(51,992)	(104,791)	52,799	(50.4)%
Benefit for income taxes	(17,467)	(93,547)	76,080	(81.3)%
Net loss	$(34,525)	$(11,244)	$(23,281)	207.1%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	(% of Revenue)
Revenue:
License and solutions	59.6%	63.9%
Maintenance	34.1	31.2
Services and other	6.3	4.9
Total revenue	100.0	100.0
Cost of revenue:
License and solutions	28.7	27.7
Maintenance	4.1	3.7
Services and other	6.5	4.9
Total cost of revenue	39.3	36.3
Gross profit	60.7	63.7
Operating expenses:
Selling and marketing	49.1	47.2
Research and development	21.5	19.8
General and administrative	14.2	17.1
Restructuring costs	—	—
Total operating expenses	84.8	84.1
Loss from operations	(24.1)	(20.4)
Other expense, net	(2.3)	(23.4)
Interest income, net	5.6	2.0
Loss before benefit for income taxes	(20.8)	(41.8)
Benefit for income taxes	(7.0)	(37.3)
Net loss	(13.8)%	(4.5)%
Revenue
Total revenue decreased by $1.5 million, or 0.6%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, due to a decrease of $11.6 million in license and solutions revenue, resulting from a decrease in bookings related to the timing of contract renewals. This decrease was partially offset by an increase in maintenance revenue of $6.6 million and an increase in services and other revenue of $3.5 million.
License and Solutions Revenue
License and solutions revenue decreased by $11.6 million, or 7.2%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily attributable to the timing of renewals and new contracts signed in the same period in the prior fiscal year.
Maintenance Revenue
Maintenance revenue increased by $6.6 million, or 8.4%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to growth of our base of arrangements.
Services and Other Revenue
Services and other revenue increased by $3.5 million, or 28.3%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to the timing and volume of professional services engagements.

Cost of Revenue
Cost of revenue increased by $6.9 million, or 7.6%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to increased compensation costs and headcount, as well as timing of software implementation projects.
Cost of License and Solutions Revenue
Cost of license and solutions revenue increased $2.1 million, or 3.0%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to increased amortization of intangible assets from acquisitions. Gross profit margin on license and solutions revenue decreased to 51.8% for the three months ended September 30, 2023 from 56.6% for the same period in the prior fiscal year, due to lower license and solutions revenue.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $1.0 million, or 10.7%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries, benefits, and bonuses. Gross profit margin on maintenance revenue remained consistent at 88.0% for the three months ended September 30, 2023 and 88.2% for the same period in the prior fiscal year.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $3.9 million, or 31.3%, for the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries, benefits, and bonuses and the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Gross margin on services and other revenue decreased from (3.8)% to (1.4)% for the three months ended September 30, 2023 and 2022, respectively, due to increase costs of services and other revenue.
Gross Profit
Overall gross profit decreased by $8.4 million, or 5.3%, for the three months ended September 30, 2023, as compared to the same period in the prior fiscal year. Gross profit margin decreased to 60.7% for the three months ended September 30, 2023, from 63.7% for the same period in the prior fiscal year. The decrease was mainly driven by a decrease in license revenue compared to the same period in the prior fiscal year, due to a decrease in bookings driven by the timing of renewals, while compensation costs increased primarily due to headcount.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $4.1 million, or 3.5%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $2.9 million, related to salaries and benefits as we continue to expand our sales capacity in new and existing markets.
Research and Development Expense
Research and development expense increased by $3.9 million, or 7.9%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $2.4 million, related to salaries and bonuses.
 General and Administrative Expense
General and administrative expense decreased by $7.4 million, or 17.4%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in acquisition and integration expenses of $5.4 million related to the Transaction with Emerson.
Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $52.8 million, or 90.1%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to $50.3 million of unrealized loss on foreign currency forward contracts in the prior year, as well as unrealized and realized foreign currency exchange gains and losses.

Interest Income, Net
Interest income, net increased by $9.0 million, or 179.7%, during the three months ended September 30, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on cash and cash equivalent balances of $2.8 million, an increase in interest income earned on long-term revenue contracts of $2.5 million, and a decrease in interest expense of $3.7 million due to the repayment of our term loan facility under the Amended and Restated Credit Agreement in the third quarter of fiscal 2023.
Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated AETR to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, for the three months ended September 30, 2023, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR.
Benefit for income taxes was $17.5 million and $93.5 million for the three months ended September 30, 2023 and 2022, respectively, resulting in effective tax rates of 33.6% and 89.3%, respectively. Income tax benefit decreased due to a change in the Company’s approach to computing its tax provision benefit for interim periods to an actual effective tax rate method.
Liquidity and Capital Resources
Resources
As of September 30, 2023 and June 30, 2023, our principal sources of liquidity consisted of $120.5 million and $241.2 million, in cash and cash equivalents, respectively.
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
Amended and Restated Credit Agreement
The Amended and Restated Credit Agreement provides for a $200.0 million secured revolving credit facility. For a more detailed description of the Amended and Restated Credit Agreement, see Note 8, “Debt” to our condensed consolidated financial statements.
Cash Flows
Operating Cash Flows
Net cash provided by operating activities increased by $11.9 million during the three month period ended September 30, 2023, as compared to the same period in prior fiscal year, primarily driven by an increase of $23.4 million in cash due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments, partially offset by a decrease of $11.5 million in cash provided due to lower income before non-cash charges.
Investing Cash Flows
Net cash used in investing activities decreased by $54.6 million during the three month period ended September 30, 2023, as compared to the same period in prior fiscal year, primarily driven by a decrease of $66.7 million in cash used for business acquisitions, partially offset by an increase of $12.5 million in cash used for the asset acquisition of Plantweb Optics Analytics software.
Financing Cash Flows
Net cash used in financing activities increased by $116.7 million during the three month period ended September 30, 2023, as compared to the same period in prior fiscal year, primarily driven by an increase of $114.2 million in cash used for common stock repurchases.

Free Cash Flows
Total free cash flow (non-GAAP) increased $12.4 million during the three month period ended September 30, 2023, as compared to the same period in prior fiscal year, primarily driven by the cash flows provided by operating activities and a decrease in capital expenditures.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Three Months Ended September 30,
	2023	2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$16,981	$5,077
Purchase of property, equipment, and leasehold improvements	(937)	(1,321)
Payments for capitalized computer software development costs	—	(99)
Free cash flow (non-GAAP) (1)	$16,044	$3,657
__________
(1)     For the interim period beginning January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Contractual Obligations
Standby letters of credit in the aggregate amounts of $30.0 million and $39.0 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2023 and June 30, 2023, respectively. The letters of credit expire at various dates through fiscal 2031.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
During the three months ended September 30, 2023 and 2022, 7.1% and 11.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended September 30, 2023 and 2022. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Japanese Yen, Canadian Dollar, Indonesian Rupiah, and Norwegian Krone.
During the three months ended September 30, 2023 and 2022, we recorded net foreign currency exchange losses of $5.9 million and $8.3 million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased our results of operations by approximately $4.7 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of September 30, 2023 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
Investment Risk
We own an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD, or $3.7 million USD. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD, or $3.7 million USD commitment. As of September 30, 2023, the fair value of this investment was $3.6 million CAD, or $2.7 million USD, representing our payment towards the total commitment, and is recorded in non-current assets in our condensed consolidated balance sheets.
Item 4.    Controls and Procedures.
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
b)    Changes in Internal Controls Over Financial Reporting
In July 2023, we implemented our new revenue management system and consequently, modified the design of certain internal controls within our revenue process. There were no other changes to our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2023 Annual Report on Form 10-K remains current in all material respects, with the exception of the risk factors described below.
In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in Russia and Ukraine which may in turn spread and impact our overall business, financial position, cash flows and results of operations.
We maintain operations in Russia and license software and provide related services to customers in Russia and areas of Ukraine that are not under sanction. We had revenues of approximately $44.6 million and $9.9 million for fiscal 2023 and 2022, respectively, and $7.2 million and $10.0 million for the three months ended September 30, 2023 and 2022, respectively. We also had total assets of approximately $37.8 million and $39.7 million as of September 30, 2023 and June 30, 2023, respectively, related to operations in Russia. As of September 30, 2023 and June 30, 2023, respectively, we had $37.1 million and $36.7 million of ACV in Russia.
In February of 2022, Russia invaded Ukraine and the war between the two countries could result in more widespread conflict. As a result of the conflict between Russia and Ukraine, the United States, the European Union, the United Kingdom and other governments, among others, have developed coordinated sanctions and export-control measure packages. These packages include, comprehensive financial sanctions against major Russian banks (including SWIFT cut off); designations of individuals and entities involved in Russian military activities; additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods as a whole, including potentially tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.
We may be required to cease or suspend operations in Russia or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, we may voluntarily elect to do so. For example, we no longer provide engineering services to customers in Russia, which may impact our ability to renew existing contracts and provide support to those customers. In addition, we have limited our operations to contract renewals only with existing customers. While we continue to evaluate the impact, if any, of the various sanctions, export control measures and business restrictions imposed by the United States, other governments, and financial institutions on our ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, and receive payment from customers in Russia and areas of Ukraine that are not under sanction, there is no assurance that we will be able to do so in the future. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenue from the business in Russia and would negatively impact our growth. We also may suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.
We assess our operations for potential asset impairment in accordance with our accounting practices, and are periodically evaluating the impact, if any, of the various sanctions, export controls measures and business restrictions imposed by the United States, other governments and financial institutions on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, as well as receive payment from customers in Russia or Ukraine that are not under sanction. The outcome of these assessments, which may include a write-off of our remaining assets that are related to the operations in Russia, and their potential impact on our ability to continue to conduct business to the same extent as currently conducted will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, other governments, and others.
Furthermore, the ongoing military conflict and sanctions on Russia have resulted in adverse macroeconomic effects which have in the past and may in the future have an adverse effect on our business. For example, the war between Russia and Ukraine has already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as an increase in energy and commodity prices globally and restrictions on our ability to withdraw and move funds from Russian bank accounts. The conflict may also result in additional consequences including, but not limited to, supply shortages, further increases in prices of commodities, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services and risks relating to the availability of information technology systems and infrastructure. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
Continued conflict between Russia and Ukraine and any escalation of that conflict, could have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our securities to decline.
An escalation of the Israeli-Hamas conflict may have a material adverse impact on the Company’s business.
We have operations and customers in the Middle East. An escalation of the Israeli-Hamas conflict could result in additional armed conflict, terrorist activities, and political or macroeconomic instability in the Middle East region. This, in turn, could cause our customers in the region to reduce their capital expenditures, resulting in a reduction of our sales to such customers. A decline in our sales to our customers in the affected region and any impact of such conflict or instability on our operations could have a material adverse impact on our business, results of operations or financial condition.
 Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Purchases of Equity Securities by the Issuer
On May 5, 2023, we entered into the ASR Program with JPMorgan to repurchase an aggregate of $100.0 million of our common stock. For more details on the ASR Program, refer to Note 11, “Stock Repurchases” to our condensed consolidated financial statements. During fiscal 2023, we repurchased 487,626 shares of our common stock for $100.0 million pursuant to the ASR Program, and on August 7, 2023 the ASR Program settled, resulting in an additional delivery of 107,045 shares of our common stock to us.
On August 1, 2023, we announced that our board of directors approved the Share Repurchase Authorization, pursuant to which $300.0 million of our common stock may be repurchased in the aggregate. For more details on the Share Repurchase Authorization, refer to Note 11, “Stock Repurchases” to our condensed consolidated financial statements. As of September 30, 2023, the Company had repurchased 579,798 shares for $114.2 million under the Share Repurchase Authorization, with the total remaining value under the Share Repurchase Authorization being $185.8 million.
The following is a summary of stock repurchases for each month during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

	(Dollars in Thousands, Except Shares and per Share Data)
July 1, 2023 to July 31, 2023	—	—	—	$20,210
August 1, 2023 to August 31, 2023	205,795	$191.58	205,795	$280,783
September 1, 2023 to September 30, 2023	481,048	197.48	481,048	$185,787
Total	686,843	$195.71	686,843
__________
(1)     On August 1, 2023, the Company announced that its Board of Directors approved the Share Repurchase Authorization, pursuant to which $300.0 million of its common stock may be repurchased in the aggregate.
Item 3.     Defaults upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.

Item 5.     Other Information.
During the three month period ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6.     Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Aspen Technology, Inc.

Date: November 6, 2023	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)