Form 10-Q
period 2023-12-31
Aspen Technology, Inc.
filed 2024-02-06
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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

There were 63,548,821 shares of common stock outstanding as of January 31, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
 Condensed Consolidated Financial Statements (unaudited)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars and Shares in Thousands, Except per Share Data)
Revenue:
License and solutions	$152,463	$149,843	$301,111	$310,068
Maintenance	85,056	78,628	170,024	156,994
Services and other	19,644	14,367	35,336	26,595
Total revenue	257,163	242,838	506,471	493,657
Cost of revenue:
License and solutions	67,326	70,833	138,903	140,346
Maintenance	10,647	9,567	20,848	18,784
Services and other	16,960	12,698	33,242	25,098
Total cost of revenue	94,933	93,098	192,993	184,228
Gross profit	162,230	149,740	313,478	309,429
Operating expenses:
Selling and marketing	122,240	117,951	244,618	236,225
Research and development	53,145	49,954	106,821	99,695
General and administrative	36,088	41,230	71,494	84,086
Total operating expenses	211,473	209,135	422,933	420,006
Loss from operations	(49,243)	(59,395)	(109,455)	(110,577)
Other (expense) income, net	(199)	38,643	(6,029)	(19,989)
Interest income, net	12,283	4,120	26,333	9,143
Loss before benefit for income taxes	(37,159)	(16,632)	(89,151)	(121,423)
(Benefit) provision for income taxes	(15,659)	49,565	(33,126)	(43,982)
Net loss	$(21,500)	$(66,197)	$(56,025)	$(77,441)
Net loss per common share:
Basic	$(0.34)	$(1.02)	$(0.88)	$(1.20)
Diluted	$(0.34)	$(1.02)	$(0.88)	$(1.20)
Weighted average shares outstanding:
Basic	63,699	64,621	64,009	64,538
Diluted	63,699	64,621	64,009	64,538

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Net loss	$(21,500)	$(66,197)	$(56,025)	$(77,441)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,870	6,710	(6,331)	(2,155)
Total other comprehensive income (loss)	4,870	6,710	(6,331)	(2,155)
Comprehensive loss	$(16,630)	$(59,487)	$(62,356)	$(79,596)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$130,753	$241,209
Accounts receivable, net	129,837	122,789
Current contract assets, net	357,847	367,539
Prepaid expenses and other current assets	26,314	27,728
Receivables from related parties	61,479	62,375
Prepaid income taxes	3,021	11,424
Total current assets	709,251	833,064
Property, equipment and leasehold improvements, net	16,756	18,670
Goodwill	8,329,997	8,330,811
Intangible assets, net	4,428,636	4,659,657
Non-current contract assets, net	606,318	536,104
Contract costs	18,971	15,992
Operating lease right-of-use assets	97,035	67,642
Deferred income tax assets	11,392	10,638
Other non-current assets	9,488	13,474
Total assets	$14,227,844	$14,486,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,517	$20,299
Accrued expenses and other current liabilities	81,059	99,526
Due to related parties	96,087	22,019
Current operating lease liabilities	13,810	12,928
Income taxes payable	28,988	46,205
Current contract liabilities	135,522	151,450
Total current liabilities	371,983	352,427
Non-current contract liabilities	35,036	30,103
Deferred income tax liabilities	867,927	957,911
Non-current operating lease liabilities	83,812	55,442
Other non-current liabilities	20,013	19,240
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,170,178 and 64,952,868 shares Outstanding— 63,620,668 and 64,465,242 shares	6	6
Additional paid-in capital	13,241,067	13,194,028
Accumulated deficit	(97,416)	(41,391)
Accumulated other comprehensive (loss) income	(3,895)	2,436
Treasury stock, at cost — 1,549,510 and 487,626 shares of common stock	(290,689)	(84,150)
Total stockholders’ equity	12,849,073	13,070,929
Total liabilities and stockholders’ equity	$14,227,844	$14,486,052

 See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data)

Balance June 30, 2023	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net loss	—	—	—	—	(34,525)	—	—	(34,525)
Other comprehensive loss	(11,201)	—	—	—	—	—	—	(11,201)
Issuance of shares of common stock	—	29,644	—	3,826	—	—	—	3,826
Issuance of restricted stock units and net share settlement related to withholding taxes	—	47,896	—	(4,585)	—	—	—	(4,585)
Repurchase of common stock	—	—	—	20,210	—	686,843	(134,434)	(114,224)
Stock-based compensation	—	—	—	16,699	—	—	—	16,699
Balance September 30, 2023	$(8,765)	65,030,408	$6	$13,230,178	$(75,916)	1,174,469	$(218,584)	$12,926,919
Net loss	—	—	—	—	(21,500)	—	—	(21,500)
Other comprehensive income	4,870	—	—	—	—	—	—	4,870
Issuance of shares of common stock	—	32,212	—	4,268	—	—	—	4,268
Issuance of restricted stock units and net share settlement related to withholding taxes	—	107,558	—	(9,590)	—	—	—	(9,590)
Repurchase of common stock	—	—	—	—	—	375,041	(72,105)	(72,105)
Stock-based compensation	—	—	—	16,211	—	—	—	16,211
Balance December 31, 2023	$(3,895)	65,170,178	$6	$13,241,067	$(97,416)	1,549,510	$(290,689)	$12,849,073

	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value

	(Dollars in Thousands, Except Share Data)

Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive loss	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units and net share settlement related to withholding taxes	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790
Net loss	—	—	—	—	(66,197)	(66,197)
Other comprehensive income	6,710	—	—	—	—	6,710
Issuance of shares of common stock	—	202,506	—	16,977	—	16,977
Issuance of restricted stock units and net share settlement related to withholding taxes	—	33,949	—	(4,656)	—	(4,656)
Stock-based compensation	—	—	—	23,441	—	23,441
Balance December 31, 2022	$(6,743)	64,767,755	$6	$13,164,874	$(11,072)	$13,147,065

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2023	2022

	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(56,025)	$(77,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	246,386	245,102
Reduction in the carrying amount of right-of-use assets	6,932	6,562
Net foreign currency losses	6,168	4,744
Stock-based compensation	32,910	41,177
Deferred income taxes	(94,210)	(106,384)
Provision for uncollectible receivables	3,385	3,228
Other non-cash operating activities	(629)	(593)
Changes in assets and liabilities:
Accounts receivable	(10,709)	(33,691)
Contract assets	(57,926)	(77,864)
Contract costs	(3,059)	(3,547)
Lease liabilities	(7,108)	(6,609)
Prepaid expenses, prepaid income taxes, and other assets	(17,606)	34,177
Liability from foreign currency forward contract	—	15,319
Accounts payable, accrued expenses, income taxes payable and other liabilities	9,258	(1,490)
Contract liabilities	(10,959)	11,922
Net cash provided by operating activities	46,808	54,612
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,437)	(2,844)
Payments for business acquisitions, net of cash acquired	(8,273)	(74,947)
Payments for equity method investments	(521)	(465)
Payments for capitalized computer software development costs	(131)	(329)
Payments for asset acquisitions	(12,500)	—
Net cash used in investing activities	(22,862)	(78,585)
Cash flows from financing activities:
Issuance of shares of common stock	7,920	25,605
Repurchases of common stock	(186,329)	—
Payment of tax withholding obligations related to restricted stock	(13,843)	(11,698)
Deferred business acquisition payments	—	(1,363)
Repayments of amounts borrowed under term loan	—	(12,000)
Net transfers from Parent Company	68,755	29,872
Payments of debt issuance costs	—	(2,375)
Net cash (used in) provided by financing activities	(123,497)	28,041
Effect of exchange rate changes on cash and cash equivalents	(10,905)	(7,705)
Decrease in cash and cash equivalents	(110,456)	(3,637)
Cash and cash equivalents, beginning of period	241,209	449,725
Cash and cash equivalents, end of period	$130,753	$446,088

Supplemental disclosure of cash flow information:
Income taxes paid, net	$66,290	$29,388
Interest paid	$2,433	$9,819
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$92	$(735)
Lease liabilities arising from obtaining right-of-use assets	$36,144	$68

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
AspenTech, together with its subsidiaries (the “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. The Company’s unique combination of product capabilities, deep domain expertise and award-winning innovation helps customers across diverse end markets in capital-intensive industries improve their operational excellence while achieving sustainability goals.
The Company has revenue from customers in 117 countries as of December 31, 2023.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements as of December 31, 2023, and for the second quarter of fiscal 2024 and 2023 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The actual results that the Company experiences may differ materially from these estimates.
Russia and Ukraine
The Company maintains limited operations in Russia and licenses software and provides related services to customers in Russia and areas of Ukraine that are not under sanction. The Company had revenue of approximately $5.8 million and $16.8 million for the three months ended December 31, 2023 and 2022, respectively, and $13.0 million and $26.8 million for the six months ended December 31, 2023 and 2022, respectively. The Company had total assets of approximately $35.2 million and $39.7 million as of December 31, 2023 and June 30, 2023, respectively, related to operations in Russia.
The Company may be required to cease or suspend operations in Russia or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, the Company may voluntarily elect to do so. The Company has terminated all engineering services in Russia and the Company has limited its operations to contract renewals with existing customers. While the Company continues to evaluate the impact of the various sanctions and restrictions imposed by the United States and other governments on the Company’s ability to conduct business in Russia, there is no assurance that the Company will be able to do so in the future. Any disruption to, or suspension of, the Company’s business and operations in Russia would result in the loss of revenue and assets from the business in Russia and would negatively impact growth. The Company may also suffer reputational harm as a result of continued operations in Russia, which may adversely impact sales and other businesses in other countries.
2.    Significant Accounting Policies
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There were no material changes to our significant accounting policies during the six months ended December 31, 2023.
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
Accordingly, effective January 1, 2023, following the completion of these business transformation activities, for all prospective OSI Inc. contracts entered into after January 1, 2023, the Company accounts for the OSI Inc. software license, hardware, maintenance, and professional services as separate and distinct performance obligations. Software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The recognition of maintenance revenue at OSI Inc. is unchanged and continues to be recognized ratably over the maintenance term. Professional services revenue is recognized over time (typically one to two years) using the proportional performance method by comparing the costs incurred to the total estimated project costs.
(b)     Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Updated (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued to modify the disclosure or presentation requirements of a variety of topics in the codification. The effective date for each amendment will be the date on which the SEC removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its financial position or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s first fiscal year beginning after December 15, 2023 and for interim periods within the Company’s first fiscal year beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s first fiscal year beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial position or results of operations.
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
Contract assets are subject to credit risk and reviewed in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments Credit Losses. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The potential impact of credit losses on contract assets was immaterial as of December 31, 2023.

The Company’s contract assets and contract liabilities were as follows as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

	(Dollars in Thousands)
Contract assets	$964,165	$903,643
Contract liabilities	(170,558)	(181,553)
Net contract assets	$793,607	$722,090
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during the six months ended December 31, 2023 was primarily due to greater revenue recognition as compared to billings. Revenue recognized from the contract liability balance as of June 30, 2023, was $47.4 million and $88.4 million for the three and six months ended December 31, 2023, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of December 31, 2023 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2024	2025	2026	2027	2028	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$104,615	$98,569	$45,664	$20,742	$6,911	$2,243	$278,744
Maintenance	165,061	257,890	192,502	134,883	85,101	44,596	880,033
Services and other	32,075	40,838	5,903	1,326	721	426	81,289
Total	$301,751	$397,297	$244,069	$156,951	$92,733	$47,265	$1,240,066
Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for the three months and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Heritage AspenTech	$167,437	$167,442	$343,180	$343,848
Subsurface Science & Engineering	28,574	29,726	52,655	62,714
OSI, Inc.	61,152	45,670	110,636	87,095
Total	$257,163	$242,838	$506,471	$493,657
The Company did not have any customers that accounted for 10 percent or more of the Company’s revenues for the three and six months ended December 31, 2023 and 2022, respectively.
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
Inmation’s revenue included in the Company’s condensed consolidated statements of operations was $0.8 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively, and $1.3 million and $1.2 million for the six months ended December 31, 2023 and 2022, respectively. Inmation’s net loss included in the Company’s condensed consolidated statements of operations was $2.2 million and $0.9 million for the three months ended December 31, 2023 and

2022, respectively, and $2.3 million and $1.1 million for the six months ended December 31, 2023 and 2022, respectively. Results included amortization of developed technology and customer relationships of $1.5 million and $1.4 million for the three months ended December 31, 2023 and 2022 respectively, and $2.9 million and $1.9 million for the six months ended December 31, 2023 and 2022, respectively.
Prior to the closing date, Inmation was considered a related party to AspenTech as Emerson Electric Co. (“Emerson” or “Parent Company”), through one of its subsidiaries, held an equity-method investment in Inmation. At the time of close, $17.6 million was paid to Emerson in exchange for all its shares in Inmation, with another $1.9 million paid for an indemnification holdback 12 months after the close on August 18, 2023.
5.    Intangible Assets
Intangible assets consist of the following as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(438,942)	(19,536)	(578,144)	(9,308)	(1,045,930)
Net carrying amount	$1,464,657	$444,864	$2,504,397	$14,718	$4,428,636

	June 30, 2023
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$11,526	$5,462,066
Less: Accumulated amortization	(341,964)	(13,821)	(437,673)	(8,951)	(802,409)
Net carrying amount	$1,561,635	$450,579	$2,644,868	$2,575	$4,659,657
Of the total intangible assets net carrying amount of $4.4 billion as of December 31, 2023, $430.0 million relates to the registered trademarks associated with the Transaction (as defined in Note 15, “Related-Party Transactions”) that are not subject to amortization. Total intangible asset amortization expense was $121.7 million and $121.2 million during the three months ended December 31, 2023 and 2022, respectively, and $243.4 million and $242.3 million during the six months ended December 31, 2023 and 2022, respectively.
6.    Goodwill
The changes in the carrying amount of goodwill during the six months ended December 31, 2023 were as follows:

Carrying Value
(Dollars in Thousands)
Balance as of June 30, 2023	$8,330,811
Foreign currency translation	(814)
Balance as of December 31, 2023	$8,329,997
7.    Leases
On December 26, 2023, the Company entered into an amendment to its existing lease agreement at its principal executive offices located in Bedford, Massachusetts (the “Lease Amendment”). Under the Lease Amendment, the Company: (i) extended the term of the existing lease for approximately 132,000 rentable square feet from March 2025 to March 2038, and (ii) obtained an additional approximate 23,000 rentable square feet of office space, also through March 2038.
The Company accounted for the Lease Amendment as a lease modification. Accordingly, the right-of-use assets and lease liabilities were remeasured using an incremental borrowing rate at the date of modification. This lease modification resulted in the recording of an additional right-of-use asset and lease liability of $32.9 million recognized on the condensed consolidated balance sheet, which is reflected net of a $25.4 million leasehold improvement incentive to be paid directly to external vendors by the landlord under the Lease Amendment. As invoices are paid by the landlord during construction of the improvements, the Company will increase the balances of the lease liability and construction-in-process assets, which is included within property, equipment and leasehold improvements, net in the condensed consolidated balance sheets. When placed into service, the construction-in-process assets will be reclassified to leasehold improvements and depreciated over the shorter of the remaining term of the lease or the life of the underlying asset.
Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Operating lease expense	$5,023	$4,352	$9,489	$8,387
Variable lease expense	193	216	416	425
Short term lease expense	147	199	304	(96)
Total lease expense	$5,363	$4,767	$10,209	$8,716
The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

	(Dollars in Thousands)
Operating lease right-of-use assets	$97,035	$67,642
Current operating lease liabilities	$13,810	$12,928
Non-current operating lease liabilities	$83,812	$55,442
The weighted-average remaining lease term for operating leases was approximately 12 years and 9 years, and the weighted-average discount rate was approximately 4.0% and 3.0% as of December 31, 2023 and June 30, 2023, respectively.
The following table represents the future maturities of the Company’s operating lease liabilities as of December 31, 2023:

Fiscal Year Ending June 30,	(Dollars in Thousands)
2024	$2,345
2025	9,018
2026	9,422
2027	13,104
2028	12,510
Thereafter	103,490
Total lease payments	149,889
Less: imputed interest	(26,882)
Less: leasehold improvement incentives to be utilized	(25,385)
Total lease maturities	$97,622
8.    Fair Value
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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$7,715	$—
Equity method investments	$—	$2,398

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$132,918	$—
Equity method investments	$—	$2,673
Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 10, “Debt”) approximates its carrying value due to the floating interest rate.
9.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2023	June 30, 2023

	(Dollars in Thousands)
Compensation-related	$54,729	$62,162
Professional fees	4,042	6,265
Accrued taxes	2,941	3,065
Royalties and outside commissions	422	654
Acquisition-related	5	8,984
Other	18,920	18,396
Total accrued expenses and other current liabilities	$81,059	$99,526
10.    Debt
Credit Agreement with Related Party
On December 23, 2022, the Company entered into a credit agreement with Emerson (the “Emerson Credit Agreement”), which provided for an aggregate term loan commitment of $630.0 million. Under the terms of the Emerson Credit Agreement, the Company would have used the proceeds from borrowings under the Emerson Credit Agreement to pay, in part, the cash consideration for funding the acquisition of Mining Software Holdings Pty Ltd (“Micromine”) and to pay the fees and expenses incurred in connection with the Emerson Credit Agreement.
On August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine. There was no amount outstanding under the Emerson Credit Agreement at the time it was terminated.
Amended and Restated Credit Agreement
The Company has an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) that provides for a $200.0 million secured revolving credit facility.
As of December 31, 2023, after taking into account eligible outstanding letters of credit allowable per the Amended and Restated Credit Agreement in the aggregate amount of $2.6 million, the Company had $197.4 million available for borrowing under the Amended and Restated Credit Agreement. Any outstanding balances of the indebtedness under the revolving credit facility will mature on December 23, 2024.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including restrictions on incurring additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2023, the Company was in compliance with these covenants.
11.    Stock-Based Compensation
The stock-based compensation expense under all equity plans and its classification in the condensed consolidated statements of operations for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Cost of license and solutions	$602	$1,200	$1,282	$1,919
Cost of maintenance	729	474	1,217	1,035
Cost of services and other	360	428	858	858
Selling and marketing	2,707	3,826	5,649	7,191
Research and development	3,719	4,240	8,272	7,858
General and administrative	8,094	13,273	15,632	22,316
Total stock-based compensation	$16,211	$23,441	$32,910	$41,177
Stock Options
The table below summarizes activities related to stock options for the six months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of June 30, 2023	1,005,826	$144.17	6.44	$32,935
Granted	1,471	$171.56
Exercised	(49,671)	$134.25
Cancelled / Forfeited	(7,958)	$184.16
Outstanding as of December 31, 2023	949,668	$161.10	5.63	$72,007
Exercisable as of December 31, 2023	683,313	$130.41	4.88	$61,341
Vested and expected to vest as of December 31, 2023	933,517	$143.75	5.58	$71,386
__________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company’s common stock as of December 31, 2023 ($220.15) over the exercise price of the underlying options.
Restricted Stock Units and Performance Stock Units
Restricted stock units and performance stock units are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to restricted stock units and performance stock units for the six months ended December 31, 2023:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards

	(Dollars in Thousands)
Outstanding as of June 30, 2023	—	456,368
Granted	94,174	186,938
Settled	—	(229,807)
Cancelled / Forfeited	(716)	(12,792)
Outstanding as of December 31, 2023	93,458	400,707
Weighted average remaining recognition period of outstanding restricted units (in years)	2.50	3.03
Unrecognized stock-based compensation expense of outstanding restricted units	$8,824	$43,170
Aggregate intrinsic value of outstanding restricted units	$14,418	$86,235
The weighted average grant date fair value per restricted stock unit was $192.21 and $246.15 during the three months ended December 31, 2023 and 2022, respectively, and $193.74 and $209.79 during the six months ended December 31, 2023 and 2022, respectively. The weighted average grant date fair value per performance stock unit was $199.06 and $194.03 during the three and six months ended December 31, 2023, respectively, and there were no granted or outstanding performance stock units during the three and six months ended December 31, 2022.
Beginning in fiscal 2024, the Company granted performance stock units with a performance condition and service condition. These performance stock units vest on a cliff basis in three years based upon the achievement of predefined performance goals, with the ability for 25% of granted awards to vest on an accelerated basis in each of the first two years. The performance goal relates to the sum of (i) annual contract value growth and (ii) free cash flow margin over the performance period. Up to 175% of the performance stock units could vest upon achievement of the performance goals. Conversely, if a minimum performance goal is not met, none of the performance stock units will vest. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements.
12.    Net Loss Per Share
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
The calculations of basic and diluted net loss per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars and Shares in Thousands, Except per Share Data)
Net loss	$(21,500)	$(66,197)	$(56,025)	$(77,441)

Basic weighted average shares outstanding	63,699	64,621	64,009	64,538

Dilutive weighted average shares outstanding	63,699	64,621	64,009	64,538

Net loss per share
Basic	$(0.34)	$(1.02)	$(0.88)	$(1.20)
Dilutive	$(0.34)	$(1.02)	$(0.88)	$(1.20)

For the three and six months ended December 31, 2023, and 2022 certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Shares in Thousands)
Employee equity awards	1,433	1,574	1,352	1,479
13.    Stock Repurchases
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
On August 1, 2023, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Authorization”) pursuant to which an aggregate $300.0 million of its common stock may be repurchased, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans. The timing and amount of any shares repurchased under the Share Repurchase Authorization are based on market conditions and other factors. All shares of the Company’s common stock repurchased have been recorded as treasury stock under the cost method. The Company reflects share repurchases in its condensed consolidated financial statements once the transaction is settled.
During the second quarter of fiscal 2024, the Company repurchased 375,041 shares for $72.1 million under the Share Repurchase Authorization. As of December 31, 2023, a total of 954,839 shares have been repurchased under the Share Repurchase Authorization for $186.3 million, with the total remaining value being $113.7 million.
14.    (Benefit) Provision for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, starting with the six months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year-to-date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the three and six months ended December 31, 2023, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $15.7 million for the three months ended December 31, 2023 and income tax expense was $49.6 million for the three months ended December 31, 2022, resulting in effective tax rates of 42.1% and (298.0)%, respectively. Income tax benefit primarily increased due to the prior year’s change in the Company’s approach to computing its tax provision (benefit) for interim periods to an actual effective tax rate method.
Benefit for income taxes was $33.1 million and $44.0 million for the six months ended December 31, 2023 and 2022, respectively, resulting in effective tax rates of 37.2% and 36.2%, respectively. Income tax benefit decreased primarily due to an increase in year-to-date earnings and a reduced Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period.

15.    Related-Party Transactions
On October 10, 2021, Emerson entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included OSI Inc. and the Geological Simulation Software business (“GSS”), which the Company has renamed as Subsurface Science & Engineering (“SSE”). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owned approximately 56% of AspenTech on a fully diluted basis as of December 31, 2023.
The Company utilizes some aspects of Emerson’s centralized treasury function to manage the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis and are reflected as receivables from related parties in the condensed consolidated balance sheet. Conversely, any cash funded to the Company from these pooled Emerson cash accounts are reflected as due to related parties in the condensed consolidated balance sheet. The aggregate net activity between the Company and Emerson associated with the cash pooling arrangement is reflected within cash flows from financing activities as net transfers from parent within the condensed consolidated statements of cash flows.
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
In connection with the closing of the Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a tax matters agreement (the “Tax Matters Agreement”) with Emerson. The Registration Rights Agreement grants Emerson certain market registration rights, including demand registration rights and piggyback registration rights, with respect to its registrable securities. The Company has agreed to pay out-of-pocket fees and expenses in connection with such registration, subject to certain exceptions. The Tax Matters Agreement governs the rights and obligations that the Company and Emerson have with respect to taxes of the Company and certain Emerson subsidiaries. In addition, under the terms of the Tax Matters Agreement, the Company agreed to indemnify Emerson and its affiliates against any and all tax-related liabilities incurred by them relating to the Transaction and certain related business reorganizations to the extent such tax-related liabilities are caused by any action taken by the Company.
Receivables from related parties and due to related parties reported in the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023 include the following:

	December 31, 2023	June 30, 2023

	(Dollars in Thousands)
Interest bearing receivables from related parties	$60,870	$61,948
Trade receivables from related parties	609	427
Receivables from related parties	$61,479	$62,375

Interest bearing payables to related parties	$95,860	$21,866
Trade payables to related parties	227	153
Due to related parties	$96,087	$22,019

Allocations and charges from Emerson are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Information technology	$370	$763	$1,346	$1,574
Shared services and other	$266	$1,157	$640	$3,895
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Transaction, OSI Inc. and the SSE business engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the condensed consolidated financial statements presented. Revenue and purchases from Emerson affiliates for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Revenue from Emerson affiliates	$43	$4	$310	$567
Purchases from Emerson affiliates	$118	$85	$189	$1,786
Emerson Share Maintenance Rights
Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to the Company’s board of directors, the right of Emerson to nominate the chair of the Company’s board of directors, the composition of the committees of the Company’s board of directors, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company’s business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its 55% ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through December 31, 2023.
Business Combination with Related Party
The Inmation acquisition completed on August 29, 2022 was considered a related party transaction. Refer to Note 4, “Acquisitions”, to our condensed consolidated financial statements for further discussion.

Credit Agreement with Related Party
On December 23, 2022, the Company entered into the Emerson Credit Agreement with Emerson, which provided for an aggregate term loan commitment of $630.0 million, and on August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine. There was no amount outstanding under the Emerson Credit Agreement at the time it was terminated. Refer to Note 10, “Debt”, to our condensed consolidated financial statements for further discussion.
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
16.    Segment and Geographic Information
The Company operates in one operating and reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Americas	$148,358	$114,463	$281,374	$245,321
Asia, Middle East and Africa	57,030	62,043	114,715	115,714
Europe	51,775	66,332	110,382	132,622
Total	$257,163	$242,838	$506,471	$493,657
Americas included revenue in the United States of $132.7 million and $88.1 million for the three months ended December 31, 2023 and 2022, respectively, and $228.7 million and $200.4 million for the six months ended December 31, 2023 and 2022, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	December 31, 2023	June 30, 2023

	(Dollars in Thousands)
Americas	$13,788	$15,793
Asia, Middle East and Africa	1,875	1,923
Europe	1,093	954
Total	$16,756	$18,670
Property, equipment, and leasehold improvements, net located in the United States were $11.8 million and $13.4 million as of December 31, 2023 and June 30, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Concerning Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and AspenTech undertakes no obligation to update any such statements to reflect later developments. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These risks and uncertainties include, without limitation: the failure to realize the anticipated benefits of our transaction with Emerson; risks resulting from our status as a controlled company; the scope, duration and ultimate impacts of the Russia-Ukraine war and the Israeli-Hamas conflict; as well as economic and currency conditions, market demand (including related to the pandemic and adverse changes in the process or other capital-intensive industries such as materially reduced spending budgets due to oil and gas price declines and volatility), pricing, protection of intellectual property, cybersecurity, natural disasters, tariffs, sanctions, competitive and technological factors, inflation; and others, including those described in “Item 1A. Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those described in our most recent Annual Report on Form 10-K and subsequent reports filed with the SEC. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
Our fiscal year ends on June 30, and references in this Quarterly Report on Form 10-Q to a specific fiscal year are to the twelve months ended June 30 of such year (for example, “fiscal 2024” refers to the year ending June 30, 2024).
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
Recent Events
On August 1, 2023, the Company announced that its Board of Directors approved the Share Repurchase Authorization pursuant to which an aggregate $300.0 million of its common stock may be repurchased. During the second quarter of fiscal 2024, the Company repurchased 375,041 shares for $72.1 million under the Share Repurchase Authorization. As of December 31, 2024, a total of 954,839 shares have been repurchased under the Share Repurchase Authorization for $186.3 million, with the total remaining value being $113.7 million.

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
As of December 31, 2023, customer agreements representing approximately 85% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies.
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
We estimate that ACV grew by approximately 9.6%, from $833.7 million as of December 31, 2022 to $914.1 million as of December 31, 2023.

Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. TCV was $3.8 billion and $3.4 billion as of December 31, 2023 and 2022, respectively.
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
Bookings were $233.4 million during the three months ended December 31, 2023, compared to $242.8 million during the three months ended December 31, 2022. Bookings were $445.2 million during the six months ended December 31, 2023, compared to $466.9 million during the six months ended December 31, 2022. The change in bookings is related to the timing of renewals.
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
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Six Months Ended December 31,
	2023	2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$46,808	$54,612
Purchase of property, equipment, and leasehold improvements	(1,437)	(2,844)
Payments for capitalized computer software development costs	(131)	(329)
Free cash flow (non-GAAP) (1)	$45,240	$51,439
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

The following table provides a reconciliation of GAAP loss from operations to non-GAAP income from operations for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP loss from operations	$(49,243)	$(59,395)	$(109,455)	$(110,577)
Plus:
Stock-based compensation	16,211	23,441	32,910	41,177
Amortization of intangibles (1)	121,565	121,161	243,152	242,321
Acquisition and integration planning related fees	125	1,411	(130)	6,269
Non-GAAP income from operations	$88,658	$86,618	$166,477	$179,190
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

Results of Operations
Comparison of the Three Months Ended December 31, 2023 and 2022
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue in certain financial data for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Increase / (Decrease) Change		(% of Revenue)
	2023	2022	$	%	2023	2022

	(Dollars in Thousands)
Revenue:
License and solutions	$152,463	$149,843	$2,620	1.7%	59.3%	61.7%
Maintenance	85,056	78,628	6,428	8.2	33.1	32.4
Services and other	19,644	14,367	5,277	36.7	7.6	5.9
Total revenue	257,163	242,838	14,325	5.9	100.0	100.0
Cost of revenue:
License and solutions	67,326	70,833	(3,507)	(5.0)	26.2	29.2
Maintenance	10,647	9,567	1,080	11.3	4.1	3.9
Services and other	16,960	12,698	4,262	33.6	6.6	5.2
Total cost of revenue	94,933	93,098	1,835	2.0	36.9	38.3
Gross profit	162,230	149,740	12,490	8.3	63.1	61.7
Operating expenses:
Selling and marketing	122,240	117,951	4,289	3.6	47.5	48.6
Research and development	53,145	49,954	3,191	6.4	20.7	20.6
General and administrative	36,088	41,230	(5,142)	(12.5)	14.0	17.0
Total operating expenses	211,473	209,135	2,338	1.1	82.2	86.1
Loss from operations	(49,243)	(59,395)	10,152	(17.1)	(19.1)	(24.5)
Other (expense) income, net	(199)	38,643	(38,842)	(100.5)	(0.1)	15.9
Interest income, net	12,283	4,120	8,163	198.1	4.8	1.7
Loss before benefit for income taxes	(37,159)	(16,632)	(20,527)	123.4	(14.4)	(6.8)
(Benefit) provision for income taxes	(15,659)	49,565	(65,224)	(131.6)	(6.1)	20.4
Net loss	$(21,500)	$(66,197)	$44,697	(67.5)%	(8.4)%	(27.3)%
Revenue
Total revenue increased by $14.3 million, or 5.9%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, due to an increase of $6.4 million in maintenance revenue, an increase of $5.3 million in services and other revenue and an increase of $2.6 million in license and solutions revenue.
License and Solutions Revenue
License and solutions revenue increased by $2.6 million, or 1.7%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily attributable to new term license orders in the second quarter of fiscal 2024.
Maintenance Revenue
Maintenance revenue increased by $6.4 million, or 8.2%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to growth of our base of arrangements.
Services and Other Revenue
Services and other revenue increased by $5.3 million, or 36.7%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to the timing and volume of professional services engagements, and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation effective beginning in the third quarter of fiscal 2023.

Cost of Revenue
Total cost of revenue increased by $1.8 million, or 2.0%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to increased compensation costs and headcount.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased $3.5 million, or 5.0%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023. Gross profit margin on license and solutions revenue increased to 55.8% from 52.7% for the three months ended December 31, 2023 2022, respectively, due to higher license and solutions revenue.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $1.1 million, or 11.3%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries, benefits, and stock-based compensation. Gross profit margin on maintenance revenue remained consistent at 87.5% for the three months ended December 31, 2023 as compared to 87.8% for the same period in the prior fiscal year.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $4.3 million, or 33.6%, for the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries, benefits, and bonuses and the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Gross margin on services and other revenue increased to 13.7% from 11.6% for the three months ended December 31, 2023 and 2022, respectively, due to an increase in services and other revenue.
Gross Profit
Overall gross profit increased by $12.5 million, or 8.3%, for the three months ended December 31, 2023, as compared to the same period in the prior fiscal year. Gross profit margin increased to 63.1% for the three months ended December 31, 2023, from 61.7% for the same period in the prior fiscal year. The increase was mainly driven by an increase in licensing and services and other revenue compared to the same period in the prior fiscal year.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $4.3 million, or 3.6%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $4.4 million related to salaries and benefits as we continue to expand our sales capacity in new and existing markets, partially offset by a decrease in stock-based compensation.
Research and Development Expense
Research and development expense increased by $3.2 million, or 6.4%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $4.2 million, related to salaries and benefits, partially offset by a decrease in stock-based compensation.
 General and Administrative Expense
General and administrative expense decreased by $5.1 million, or 12.5%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $5.2 million related to lower stock-based compensation in the current period, partially offset by an increase in salaries and benefits.

Non-Operating (Expense) Income
Other (Expense) Income, Net
Other (expense) income, net decreased by $38.8 million, or 100.5%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a $34.9 million unrealized gain on foreign currency forward contracts in the prior year that were terminated in June 2023, as well as decreases in unrealized and realized foreign currency exchange gains.
Interest Income, Net
Interest income, net increased by $8.2 million, or 198.1%, during the three months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on cash and cash equivalent balances of $2.4 million, an increase in interest income earned on long-term revenue contracts of $2.1 million, and a decrease in interest expense of $4.6 million due to the repayment of our term loan facility under the Amended and Restated Credit Agreement in the third quarter of fiscal 2023.
Benefit (Provision) for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated AETR to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the three months ended December 31, 2023, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $15.7 million for the three months ended December 31, 2023 and income tax expense was $49.6 million for the three months ended December 31, 2022, resulting in effective tax rates of 42.1% and (298.0)%, respectively. Income tax benefit primarily increased due to the prior year’s change in the Company’s approach to computing its tax provision (benefit) for interim periods to an actual effective tax rate method.

Comparison of the Six Months Ended December 31, 2023 and 2022
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue in certain financial data for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,		Increase / (Decrease) Change		(% of Revenue)
	2023	2022	$	%	2023	2022

	(Dollars in Thousands)
Revenue:
License and solutions	$301,111	$310,068	$(8,957)	(2.9)%	59.5%	62.8%
Maintenance	170,024	156,994	13,030	8.3	33.6	31.8
Services and other	35,336	26,595	8,741	32.9	7.0	5.4
Total revenue	506,471	493,657	12,814	2.6	100.0	100.0
Cost of revenue:
License and solutions	138,903	140,346	(1,443)	(1.0)	27.4	28.4
Maintenance	20,848	18,784	2,064	11.0	4.1	3.8
Services and other	33,242	25,098	8,144	32.4	6.6	5.1
Total cost of revenue	192,993	184,228	8,765	4.8	38.1	37.3
Gross profit	313,478	309,429	4,049	1.3	61.9	62.7
Operating expenses:
Selling and marketing	244,618	236,225	8,393	3.6	48.3	47.9
Research and development	106,821	99,695	7,126	7.1	21.1	20.2
General and administrative	71,494	84,086	(12,592)	(15.0)	14.1	17.0
Total operating expenses	422,933	420,006	2,927	0.7	83.5	85.1
Loss from operations	(109,455)	(110,577)	1,122	(1.0)	(21.6)	(22.4)
Other expense, net	(6,029)	(19,989)	13,960	(69.8)	(1.2)	(4.0)
Interest income, net	26,333	9,143	17,190	188.0	5.2	1.9
Loss before benefit for income taxes	(89,151)	(121,423)	32,272	(26.6)	(17.6)	(24.6)
Benefit for income taxes	(33,126)	(43,982)	10,856	(24.7)	(6.5)	(8.9)
Net loss	$(56,025)	$(77,441)	$21,416	(27.7)%	(11.1)%	(15.7)%
Revenue
Total revenue increased by $12.8 million, or 2.6%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase of $13.0 million in maintenance revenue and an increase of $8.7 million in services and other revenue, resulting from an increase in bookings related to the timing of contract renewals. This increase was partially offset by a decrease in license and solutions revenue of $9.0 million.
License and Solutions Revenue
License and solutions revenue decreased by $9.0 million, or 2.9%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily attributable to the timing of renewals and new contracts signed in the same period in the prior fiscal year.
Maintenance Revenue
Maintenance revenue increased by $13.0 million, or 8.3%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to growth of our base of arrangements.
Services and Other Revenue
Services and other revenue increased by $8.7 million, or 32.9%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to the timing and volume of professional services engagements and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation effective beginning in the third quarter of fiscal 2023.

Cost of Revenue
Total cost of revenue increased by $8.8 million, or 4.8%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to increased compensation costs and headcount, as well as timing of software implementation projects.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $1.4 million, or 1.0%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023. Gross profit margin on license and solutions revenue decreased to 53.9% from 54.7% for the six months ended December 31, 2023 and 2022, respectively, primarily due to lower license and solutions revenue.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $2.1 million, or 11.0%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries, benefits, and stock-based compensation. Gross profit margin on maintenance revenue decreased to 87.7% from 88.0% for the six months ended December 31, 2023 and 2022, respectively.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $8.1 million, or 32.4%, for the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries and benefits and the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Gross margin on services and other revenue increased to 5.9% from 5.6% for the six months ended December 31, 2023 and 2022, respectively, due to an increase in services and other revenue.
Gross Profit
Overall gross profit increased by $4.0 million, or 1.3%, for the six months ended December 31, 2023, as compared to the same period in the prior fiscal year. Gross profit margin decreased to 61.9% from 62.7% for the six months ended December 31, 2023 and 2022, respectively. The decrease in gross profit margin was mainly driven by a decrease in license revenue compared to the same period in the prior fiscal year, due to a decrease in bookings driven by the timing of renewals, while compensation costs increased primarily due to headcount.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $8.4 million, or 3.6%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $8.9 million related to salaries and benefits as we continue to expand our sales capacity in new and existing markets, partially offset by a decrease in stock-based compensation.
Research and Development Expense
Research and development expense increased by $7.1 million, or 7.1%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $7.1 million related to salaries and benefits.
 General and Administrative Expense
General and administrative expense decreased by $12.6 million, or 15.0%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $6.7 million related to stock-based compensation, and a decrease in acquisition and integration expenses of $6.0 million related to the Transaction with Emerson.

Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $14.0 million, or 69.8%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to $15.3 million of unrealized loss on foreign currency forward contracts in the prior year that were terminated in June 2023, as well as increases in unrealized and realized foreign currency exchange losses.
Interest Income, Net
Interest income, net increased by $17.2 million, or 188.0%, during the six months ended December 31, 2023, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on cash and cash equivalent balances of $4.7 million, an increase in interest income earned on long-term revenue contracts of $4.6 million, and a decrease in interest expense of $8.7 million due to the repayment of our term loan facility under the Amended and Restated Credit Agreement in the third quarter of fiscal 2023.
Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated AETR to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, starting with the six months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pretax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the six months ended December 31, 2023, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $33.1 million and $44.0 million for the six months ended December 31, 2023 and 2022, respectively, resulting in effective tax rates of 37.2% and 36.2%, respectively. Income tax benefit decreased primarily due to an increase in year-to-date earnings and a reduced Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period.
Liquidity and Capital Resources
Resources
As of December 31, 2023 and June 30, 2023, our principal sources of liquidity consisted of $130.8 million and $241.2 million, in cash and cash equivalents, respectively.
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
Amended and Restated Credit Agreement
The Amended and Restated Credit Agreement provides for a $200.0 million secured revolving credit facility, of which the Company had $197.4 million available for borrowing as of December 31, 2023. For a more detailed description of the Amended and Restated Credit Agreement, see Note 10, “Debt” to our condensed consolidated financial statements.
Cash Flows
Operating Cash Flows
Net cash provided by operating activities decreased by $7.8 million during the six month period ended December 31, 2023, as compared to the same period in prior fiscal year, primarily driven by a decrease of $36.3 million in cash due to unfavorable changes in working capital, primarily due to the timing of contract cycle renewals and billings, partially offset by an increase of $28.5 million in cash provided due to higher income before non-cash charges.

Investing Cash Flows
Net cash used in investing activities decreased by $55.7 million during the six month period ended December 31, 2023, as compared to the same period in prior fiscal year, primarily driven by a decrease of $66.7 million in cash used for business acquisitions and $1.4 million in cash used for capital expenditures, partially offset by an increase of $12.5 million in cash used for the asset acquisition of Plantweb Optics Analytics software.
Financing Cash Flows
Net cash used in financing activities increased by $151.5 million during the six month period ended December 31, 2023, as compared to the same period in prior fiscal year, primarily driven by an increase of $186.3 million in cash used for common stock repurchases, partially offset by an increase of $38.9 million in cash provided from our cash pooling arrangements with related parties.
Free Cash Flows
Free cash flow (non-GAAP) decreased $6.2 million during the six month period ended December 31, 2023, as compared to the same period in prior fiscal year, primarily driven by the decrease in net cash provided by operating activities (GAAP), partially offset by a decrease in capital expenditures.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Six Months Ended December 31,
	2023	2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$46,808	$54,612
Purchase of property, equipment, and leasehold improvements	(1,437)	(2,844)
Payments for capitalized computer software development costs	(131)	(329)
Free cash flow (non-GAAP) (1)	$45,240	$51,439
__________
(1)     For the interim period beginning January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Contractual Obligations
Letters of Credit
Standby letters of credit in the aggregate amounts of $31.5 million and $39.0 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2023 and June 30, 2023, respectively. The letters of credit expire at various dates through fiscal 2031.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
During the three months ended December 31, 2023 and 2022, 12.1% and 8.3% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2023 and 2022, 9.9% and 10.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended December 31, 2023 and 2022. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Japanese Yen, Canadian Dollar, Indonesian Rupiah, and Norwegian Krone.
We recorded net foreign currency exchange losses of $0.3 million and $3.6 million, respectively, during the three months ended December 31, 2023 and 2022, and $6.2 million and $4.7 million, respectively, during the six months ended December 31, 2023 and 2022, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased our results of operations by approximately $3.0 million and $3.1 million for the three months ended December 31, 2023 and 2022, respectively, and by approximately $4.8 million and $5.6 million for the six months ended December 31, 2023 and 2022, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of December 31, 2023 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
Investment Risk
We own an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD, or $3.7 million USD. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $5.0 million CAD, or $3.7 million USD commitment. As of December 31, 2023, the fair value of this investment was $3.2 million CAD, or $2.4 million USD, representing our payment towards the total commitment, and is recorded in non-current assets in our condensed consolidated balance sheets.
Item 4.    Controls and Procedures.
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
We maintain limited operations in Russia and license software and provide related services to customers in Russia and areas of Ukraine that are not under sanction. We had revenue of approximately $44.6 million and $9.9 million for fiscal 2023 and 2022, respectively, and $5.8 million and $16.8 million for the three months ended December 31, 2023 and 2022, respectively, and $13.0 million and $26.8 million for the six months ended December 31, 2023 and 2022, respectively. We also had total assets of approximately $35.2 million and $39.7 million as of December 31, 2023 and June 30, 2023, respectively, related to operations in Russia.
As a result of the conflict between Russia and Ukraine, the United States, the European Union, the United Kingdom and other governments, among others, have developed coordinated sanctions and export-control measure packages. These packages include, comprehensive financial sanctions against major Russian banks (including SWIFT cut off); designations of individuals and entities involved in Russian military activities; additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods as a whole, including tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.
We may be required to cease or suspend operations in Russia or, should the conflict or the effects of sanctions, export control measures and business restrictions worsen, we may voluntarily elect to do so. We no longer provide engineering services to customers in Russia, which may impact our ability to renew existing contracts and provide support to those customers. In addition, we have limited our operations in Russia to contract renewals only with existing customers. While we continue to evaluate the impact of the various sanctions and restrictions imposed by the United States, other governments, and financial institutions on our ability to do business in Russia and areas of Ukraine that are not under sanction, maintain contracts with vendors and pay employees in Russia, and receive payment from customers in Russia and areas of Ukraine that are not under sanction, there is no assurance that we will be able to do so in the future. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenue from the business in Russia and would negatively impact our growth. We also may suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.
We assess our operations for potential asset impairment in accordance with our accounting practices, and are periodically evaluating the impact of the various sanctions and restrictions imposed by the United States and other governments on our ability to conduct business in Russia. The outcome of these assessments, which may include a write-off of our remaining assets that are related to the operations in Russia, and their potential impact on our ability to continue to conduct business to the same extent as currently conducted will depend on how the conflict evolves and on further actions that may be taken by the United States, Russia, other governments, and others.
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
An escalation of the Israeli-Hamas conflict may have a material adverse impact on the Company’s business and operations in the region.
We have operations and customers in the Middle East. A further escalation of the current Israeli-Hamas conflict could result in additional armed conflict, terrorist activities, and political or macroeconomic instability in the Middle East region. This, in turn, could cause our customers in the region to reduce their capital expenditures, resulting in a reduction of our sales to such customers. A decline in our sales to our customers in the affected region and any further impact of such conflict or instability on our operations could have a material adverse impact on our business and operations in the region, results of operations or financial condition.
 Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Purchases of Equity Securities by the Issuer
On May 5, 2023, we entered into the ASR Program with JPMorgan to repurchase an aggregate of $100.0 million of our common stock. For more details on the ASR Program, refer to Note 13, “Stock Repurchases” to our condensed consolidated financial statements. During fiscal 2023, we repurchased 487,626 shares of our common stock for $100.0 million pursuant to the ASR Program, and on August 7, 2023 the ASR Program settled, resulting in an additional delivery of 107,045 shares of our common stock to us.
On August 1, 2023, we announced that our board of directors approved the Share Repurchase Authorization, pursuant to which an aggregate $300.0 million of our common stock may be repurchased. During the second quarter of fiscal 2024, the Company repurchased 375,041 shares for $72.1 million under the Share Repurchase Authorization. As of December 31, 2024, a total of 954,839 shares have been repurchased under the Share Repurchase Authorization for $186.3 million, with the total remaining value being $113.7 million. For more details on the Share Repurchase Authorization, refer to Note 13, “Stock Repurchases” to our condensed consolidated financial statements.
The following is a summary of stock repurchases for each month during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

	(Dollars in Thousands, Except Shares and per Share Data)
October 1, 2023 to October 31, 2023	158,479	$197.67	158,479	$154,449
November 1, 2023 to November 30, 2023	122,110	177.63	122,110	$132,759
December 1, 2023 to December 31, 2023	94,452	202.10	94,452	$113,671
Total	375,041	$192.26	375,041
__________
(1)     On August 1, 2023, the Company announced that its Board of Directors approved the Share Repurchase Authorization, pursuant to which an aggregate $300.0 million of its common stock may be repurchased.
Item 3.     Defaults upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.

Item 5.     Other Information.
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Aspen Technology, Inc.

Date: February 6, 2024	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2024	By:	/s/ CHRISTOPHER STAGNO
Christopher Stagno
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)