Form 10-Q
period 2024-03-31
Aspen Technology, Inc.
filed 2024-05-07
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

There were 63,327,853 shares of common stock outstanding as of April 30, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
 Condensed Consolidated Financial Statements (unaudited)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data)
Revenue:
License and solutions	$169,467	$136,292	$470,578	$446,360
Maintenance	86,256	77,283	256,280	234,277
Services and other	22,383	16,303	57,719	42,898
Total revenue	278,106	229,878	784,577	723,535
Cost of revenue:
License and solutions	65,550	68,980	204,453	209,326
Maintenance	8,344	9,020	29,192	27,804
Services and other	19,048	15,799	52,290	40,897
Total cost of revenue	92,942	93,799	285,935	278,027
Gross profit	185,164	136,079	498,642	445,508
Operating expenses:
Selling and marketing	121,303	120,035	365,921	356,260
Research and development	49,334	54,046	156,155	153,741
General and administrative	33,821	40,471	105,315	124,557
Total operating expenses	204,458	214,552	627,391	634,558
Loss from operations	(19,294)	(78,473)	(128,749)	(189,050)
Other expense, net	(1,988)	(13,281)	(8,017)	(33,270)
Interest income, net	13,723	9,969	40,056	19,112
Loss before benefit for income taxes	(7,559)	(81,785)	(96,710)	(203,208)
Benefit for income taxes	(9,115)	(24,150)	(42,241)	(68,132)
Net income (loss)	$1,556	$(57,635)	$(54,469)	$(135,076)
Net income (loss) per common share:
Basic	$0.02	$(0.89)	$(0.85)	$(2.09)
Diluted	$0.02	$(0.89)	$(0.85)	$(2.09)
Weighted average shares outstanding:
Basic	63,508	64,796	63,844	64,622
Diluted	63,802	64,796	63,844	64,622

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Net income (loss)	$1,556	$(57,635)	$(54,469)	$(135,076)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,104)	5,845	(7,435)	3,690
Total other comprehensive (loss) income	(1,104)	5,845	(7,435)	3,690
Comprehensive income (loss)	$452	$(51,790)	$(61,904)	$(131,386)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$177,592	$241,209
Accounts receivable, net	140,469	122,789
Current contract assets, net	378,914	367,539
Prepaid expenses and other current assets	28,697	27,728
Receivables from related parties	69,097	62,375
Prepaid income taxes	—	11,424
Total current assets	794,769	833,064
Property, equipment and leasehold improvements, net	16,414	18,670
Goodwill	8,329,499	8,330,811
Intangible assets, net	4,306,689	4,659,657
Non-current contract assets, net	528,282	536,104
Contract costs	21,049	15,992
Operating lease right-of-use assets	94,353	67,642
Deferred income tax assets	9,843	10,638
Other non-current assets	8,529	13,474
Total assets	$14,109,427	$14,486,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,876	$20,299
Accrued expenses and other current liabilities	81,842	99,526
Due to related parties	67,954	22,019
Current operating lease liabilities	13,698	12,928
Income taxes payable	33,999	46,205
Current contract liabilities	134,910	151,450
Total current liabilities	342,279	352,427
Non-current contract liabilities	33,042	30,103
Deferred income tax liabilities	822,197	957,911
Non-current operating lease liabilities	81,361	55,442
Other non-current liabilities	19,726	19,240
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,255,754 and 64,952,868 shares Outstanding— 63,418,003 and 64,465,242 shares	7	6
Additional paid-in capital	13,259,100	13,194,028
Accumulated deficit	(95,860)	(41,391)
Accumulated other comprehensive (loss) income	(4,999)	2,436
Treasury stock, at cost — 1,837,751 and 487,626 shares of common stock	(347,426)	(84,150)
Total stockholders’ equity	12,810,822	13,070,929
Total liabilities and stockholders’ equity	$14,109,427	$14,486,052

 See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data)

Balance June 30, 2023	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net loss	—	—	—	—	(34,525)	—	—	(34,525)
Other comprehensive loss	(11,201)	—	—	—	—	—	—	(11,201)
Issuance of shares of common stock	—	29,644	—	3,826	—	—	—	3,826
Issuance of restricted stock units and net share settlement related to withholding taxes	—	47,896	—	(4,585)	—	—	—	(4,585)
Repurchase of common stock	—	—	—	20,210	—	686,843	(134,434)	(114,224)
Stock-based compensation	—	—	—	16,699	—	—	—	16,699
Balance September 30, 2023	$(8,765)	65,030,408	$6	$13,230,178	$(75,916)	1,174,469	$(218,584)	$12,926,919
Net loss	—	—	—	—	(21,500)	—	—	(21,500)
Other comprehensive income	4,870	—	—	—	—	—	—	4,870
Issuance of shares of common stock	—	32,212	—	4,268	—	—	—	4,268
Issuance of restricted stock units and net share settlement related to withholding taxes	—	107,558	—	(9,590)	—	—	—	(9,590)
Repurchase of common stock	—	—	—	—	—	375,041	(72,105)	(72,105)
Stock-based compensation	—	—	—	16,211	—	—	—	16,211
Balance December 31, 2023	$(3,895)	65,170,178	$6	$13,241,067	$(97,416)	1,549,510	$(290,689)	$12,849,073
Net income	—	—	—	—	1,556	—	—	1,556
Other comprehensive loss	(1,104)	—	—	—	—	—	—	(1,104)
Issuance of shares of common stock	—	60,278	1	7,947	—	—	—	7,948
Issuance of restricted stock units and net share settlement related to withholding taxes	—	25,298	—	(2,821)	—	—	—	(2,821)
Repurchase of common stock	—	—	—	—	—	288,241	(56,737)	(56,737)
Stock-based compensation	—	—	—	12,907	—	—	—	12,907
Balance March 31, 2024	$(4,999)	65,255,754	$7	$13,259,100	$(95,860)	1,837,751	$(347,426)	$12,810,822

	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity/Stockholders’ Equity
		Number of Shares	Par Value

	(Dollars in Thousands, Except Share Data)

Balance June 30, 2022	$(4,588)	64,425,378	$6	$13,107,570	$66,369	$13,169,357
Net loss	—	—	—	—	(11,244)	(11,244)
Other comprehensive loss	(8,865)	—	—	—	—	(8,865)
Issuance of shares of common stock	—	71,547	—	8,489	—	8,489
Issuance of restricted stock units and net share settlement related to withholding taxes	—	34,375	—	(4,683)	—	(4,683)
Stock-based compensation	—	—	—	17,736	—	17,736
Balance September 30, 2022	$(13,453)	64,531,300	$6	$13,129,112	$55,125	$13,170,790
Net loss	—	—	—	—	(66,197)	(66,197)
Other comprehensive income	6,710	—	—	—	—	6,710
Issuance of shares of common stock	—	202,506	—	16,977	—	16,977
Issuance of restricted stock units and net share settlement related to withholding taxes	—	33,949	—	(4,656)	—	(4,656)
Stock-based compensation	—	—	—	23,441	—	23,441
Balance December 31, 2022	$(6,743)	64,767,755	$6	$13,164,874	$(11,072)	$13,147,065
Net loss	—	—	—	—	(57,635)	(57,635)
Other comprehensive income	5,845	—	—	—	—	5,845
Issuance of shares of common stock	—	50,579	—	6,031	—	6,031
Issuance of restricted stock units and net share settlement related to withholding taxes	—	40,264	—	(5,070)	—	(5,070)
Stock-based compensation	—	—	—	22,843	—	22,843
Balance March 31, 2023	$(898)	64,858,598	$6	$13,188,678	$(68,707)	$13,119,079

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2024	2023

	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(54,469)	$(135,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369,794	368,266
Reduction in the carrying amount of right-of-use assets	11,312	10,463
Net foreign currency losses	8,238	3,711
Realized gain on settlement of foreign currency forward contracts	—	(10,821)
Stock-based compensation	45,817	64,020
Deferred income taxes	(138,470)	(156,046)
Provision for uncollectible receivables	9,269	3,944
Other non-cash operating activities	805	1,108
Changes in assets and liabilities:
Accounts receivable	(22,923)	(11,060)
Contract assets	(2,902)	(10,672)
Contract costs	(5,204)	(5,357)
Lease liabilities	(11,281)	(10,303)
Prepaid expenses, prepaid income taxes, and other assets	(17,444)	27,641
Liability from foreign currency forward contract	—	40,454
Accounts payable, accrued expenses, income taxes payable and other liabilities	5,972	(12,038)
Contract liabilities	(13,564)	17,416
Net cash provided by operating activities	184,950	185,650
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,579)	(4,515)
Proceeds from settlement of foreign currency forward contracts	—	10,821
Payments for business acquisitions, net of cash acquired	(8,273)	(72,498)
Payments for equity method investments	(272)	(676)
Payments for capitalized computer software development costs	(131)	(347)
Payments for asset acquisitions	(12,500)	—
Purchase of other assets	—	(1,000)
Net cash used in investing activities	(23,755)	(68,215)
Cash flows from financing activities:
Issuance of shares of common stock	15,214	31,542
Repurchases of common stock	(243,066)	—
Payment of tax withholding obligations related to restricted stock	(17,010)	(14,406)
Deferred business acquisition payments	—	(1,363)
Repayments of amounts borrowed under term loan	—	(276,000)
Net transfers from (to) Parent Company	32,558	(5,749)
Payments of debt issuance costs	—	(2,375)
Net cash used in financing activities	(212,304)	(268,351)
Effect of exchange rate changes on cash and cash equivalents	(12,508)	(12,073)
Decrease in cash and cash equivalents	(63,617)	(162,989)
Cash and cash equivalents, beginning of period	241,209	449,725
Cash and cash equivalents, end of period	$177,592	$286,736

Supplemental disclosure of cash flow information:
Income taxes paid, net	$95,900	$64,840
Interest paid	$4,701	$14,345
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$45	$(1,307)
Lease liabilities arising from obtaining right-of-use assets	$61,657	$784
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
The Company had revenue from customers in 116 countries during fiscal 2024.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the third quarter of fiscal 2024 and 2023 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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
Russia
The Company maintains operations in Russia and licenses software and provides related services to customers in Russia. The Company had revenue in Russia of approximately $13.7 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively, and $27.7 million and $34.0 million for the nine months ended March 31, 2024 and 2023, respectively. The Company had total assets in Russia of approximately $45.8 million and $39.7 million as of March 31, 2024 and June 30, 2023, respectively, related to operations in Russia.
The Company may be required to cease or suspend operations in Russia or we may voluntarily elect to do so, whether as a result of new sanctions and export-control measure packages or otherwise. There is also a risk that the Company may not be able to continue its business in Russia because it is unable to conduct banking activities in Russia. The Company no longer provides engineering services in Russia, and has limited its operations to contract renewals only with existing customers. While the Company continues to evaluate the impact of the various sanctions and restrictions on its ability to conduct business in Russia, access cash held in Russia, maintain contracts with and pay vendors in Russia, pay employees in Russia, and receive payment from customers in Russia, there is no assurance that the Company will be able to do so in the future. Any disruption to, or suspension of, the Company’s business and operations in Russia would result in the loss of revenue or access to cash balances from business in Russia and would negatively impact our growth and profitability. The Company may also suffer reputational harm as a result of continued operations in Russia, which may adversely impact sales and other businesses in other countries.
2.    Significant Accounting Policies
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There were no material changes to our significant accounting policies during the nine months ended March 31, 2024.
(a)     Revenue Recognition
Prior to the third quarter of fiscal 2023, Digital Grid Management (“DGM”) software licenses were primarily sold with professional services and hardware to form an integrated solution for the customer. The professional services and hardware sold with the license significantly customized the underlying functionality and usability of the software. As such, none of the software license, hardware or professional services were considered distinct within the context of the contract and were therefore considered a single performance obligation. Because the integrated solution had no alternative use to the Company and the Company held an enforceable right to payment, revenue was recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. For integrated solution contracts executed prior to the third quarter of fiscal 2023, revenue continues to be recognized over time until the implementation is complete.
At the start of the third quarter of fiscal 2023, the Company completed a series of business transformation activities relating to DGM products and services in conjunction with its ongoing integration activities. As part of a change in the related go-to-market strategy, the Company has invested in tools and processes to simplify and streamline the implementation services to significantly reduce the complexity and interdependency associated with its software. In addition, the Company has identified and trained several third-party implementation service partners to operate autonomously and directly with DGM customers to implement its products.
Accordingly, effective January 1, 2023, following the completion of these business transformation activities, for all prospective DGM contracts entered into after January 1, 2023, the Company accounts for the DGM software license, hardware, maintenance, and professional services as separate and distinct performance obligations. Software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The recognition of maintenance revenue at DGM is unchanged and continues to be recognized ratably over the maintenance term. Professional services revenue is recognized over time (typically one to two years) using the proportional performance method by comparing the costs incurred to the total estimated project costs.
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
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
Contract assets are subject to credit risk and reviewed in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments Credit Losses. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which the customers operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The potential impact of credit losses on contract assets was immaterial as of March 31, 2024.

The Company’s contract assets and contract liabilities were as follows as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

	(Dollars in Thousands)
Contract assets	$907,196	$903,643
Contract liabilities	(167,952)	(181,553)
Net contract assets	$739,244	$722,090
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during the nine months ended March 31, 2024 was primarily due to greater revenue recognition as compared to billings. Revenue recognized from the contract liability balance as of June 30, 2023, was $23.8 million and $112.1 million for the three and nine months ended March 31, 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of March 31, 2024 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2024	2025	2026	2027	2028	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$75,529	$116,533	$50,467	$20,546	$7,495	$2,724	$273,294
Maintenance	84,621	275,169	200,500	141,483	94,010	65,330	861,113
Services and other	23,216	69,346	33,389	15,099	7,129	290	148,469
Total	$183,366	$461,048	$284,356	$177,128	$108,634	$68,344	$1,282,876
Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for the three months and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Heritage AspenTech	$178,621	$155,481	$521,801	$499,328
Subsurface Science & Engineering	43,665	36,854	96,320	99,569
DGM	55,820	37,543	166,456	124,638
Total	$278,106	$229,878	$784,577	$723,535
The Company did not have any customers that accounted for 10 percent or more of the Company’s revenues for the three and nine months ended March 31, 2024 and 2023, respectively.
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

5.    Intangible Assets
Intangible assets consist of the following as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(484,828)	(24,047)	(649,197)	(9,805)	(1,167,877)
Net carrying amount	$1,418,771	$440,353	$2,433,344	$14,221	$4,306,689

	June 30, 2023
	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$11,526	$5,462,066
Less: Accumulated amortization	(341,964)	(13,821)	(437,673)	(8,951)	(802,409)
Net carrying amount	$1,561,635	$450,579	$2,644,868	$2,575	$4,659,657
Of the total intangible assets net carrying amount of $4.3 billion as of March 31, 2024, $430.0 million relates to the registered trademarks associated with the Transaction (as defined in Note 15, “Related-Party Transactions”) that are not subject to amortization. Total intangible asset amortization expense was $122.0 million and $121.7 million during the three months ended March 31, 2024 and 2023, respectively, and $365.4 million and $364.2 million during the nine months ended March 31, 2024 and 2023, respectively.
6.    Goodwill
The changes in the carrying amount of goodwill during the nine months ended March 31, 2024 were as follows:

Carrying Value
(Dollars in Thousands)
Balance as of June 30, 2023	$8,330,811
Foreign currency translation	(1,312)
Balance as of March 31, 2024	$8,329,499
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
The Company accounted for the Lease Amendment as a lease modification. Accordingly, the right-of-use assets and lease liabilities were remeasured using an incremental borrowing rate at the date of modification. This lease modification resulted in the recording of an additional right-of-use asset and lease liability of $32.9 million recognized on the condensed consolidated balance sheets as of the commencement date, which is reflected net of a $25.4 million leasehold improvement incentive to be reimbursed to the Company by the landlord under the Lease Amendment. As invoices are paid by the Company during construction of the improvements, the Company will increase the balances of the lease liability and construction-in-process assets, which is included within property, equipment and leasehold improvements, net in the condensed consolidated balance sheets. When placed into service, the construction-in-process assets will be reclassified to leasehold improvements and depreciated over the shorter of the remaining term of the Lease Amendment or the life of the underlying asset.
Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Operating lease expense	$5,199	$4,495	$14,688	$12,882
Variable lease expense	281	245	697	670
Short term lease expense	142	167	447	71
Total lease expense	$5,622	$4,907	$15,832	$13,623
The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

	(Dollars in Thousands)
Operating lease right-of-use assets	$94,353	$67,642
Current operating lease liabilities	$13,698	$12,928
Non-current operating lease liabilities	$81,361	$55,442
The weighted-average remaining lease term for operating leases was approximately 12 years and 9 years, and the weighted-average discount rate was approximately 4.0% and 3.0% as of March 31, 2024 and June 30, 2023, respectively.
The following table represents the future maturities of the Company’s operating lease liabilities as of March 31, 2024:

Fiscal Year Ending June 30,	(Dollars in Thousands)
2024	$3,811
2025	11,977
2026	8,895
2027	13,015
2028	12,818
Thereafter	103,186
Total lease payments	153,702
Less: imputed interest	(33,258)
Less: leasehold improvement incentives to be utilized	(25,385)
Total lease maturities	$95,059
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$68,868	$—
Equity method investments	$—	$2,424

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs

	(Dollars in Thousands)
Cash equivalents	$132,918	$—
Equity method investments	$—	$2,673
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
9.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2024	June 30, 2023

	(Dollars in Thousands)
Compensation-related	$54,044	$62,162
Accrued taxes	7,229	7,921
Professional fees	4,144	6,265
Acquisition related	1,019	8,984
Royalties and outside commissions	504	654
Other	14,902	13,540
Total accrued expenses and other current liabilities	$81,842	$99,526
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
As of March 31, 2024, after considering eligible outstanding letters of credit allowable per the Amended and Restated Credit Agreement in the aggregate amount of $2.3 million, the Company had $197.7 million available for borrowing under the Amended and Restated Credit Agreement. Any outstanding balances of the indebtedness under the revolving credit facility will mature on December 23, 2024.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including restrictions on incurring additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates. There are also financial covenants measured at the end of each fiscal quarter including a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of March 31, 2024, the Company was in compliance with these covenants.
11.    Stock-Based Compensation
The stock-based compensation expense under all equity plans and its classification in the condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Cost of license and solutions	$522	$832	$1,804	$2,752
Cost of maintenance	667	427	1,884	1,462
Cost of services and other	731	599	1,589	1,457
Selling and marketing	2,463	3,695	8,112	10,886
Research and development	3,343	5,972	11,615	13,831
General and administrative	5,181	11,318	20,813	33,632
Total stock-based compensation	$12,907	$22,843	$45,817	$64,020
Stock Options
The table below summarizes activities related to stock options for the nine months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of June 30, 2023	1,005,826	$144.17	6.44	$32,935
Granted	1,471	$171.56
Exercised	(132,771)	$140.42
Cancelled / Forfeited	(41,635)	$184.13
Outstanding as of March 31, 2024	832,891	$160.81	5.93	$58,787
Exercisable as of March 31, 2024	627,849	$130.04	5.23	$52,292
Vested and expected to vest as of March 31, 2024	815,941	$141.91	5.89	$58,329
__________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company’s common stock as of March 31, 2024 ($213.28) over the exercise price of the underlying options.
Restricted Stock Units and Performance Stock Units
Restricted stock units and performance stock units are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to restricted stock units and performance stock units for the nine months ended March 31, 2024:

	Number of Shares Underlying Performance Stock Units	Number of Shares Underlying Restricted Stock Units

	(Dollars in Thousands)
Outstanding as of June 30, 2023	—	456,368
Granted	94,174	190,426
Settled	—	(268,705)
Forfeited	(9,446)	(40,789)
Outstanding as of March 31, 2024	84,728	337,300
Weighted average remaining recognition period of outstanding restricted units (in years)	2.25	2.38
Unrecognized stock-based compensation expense of outstanding restricted units	$8,295	$50,982
Aggregate intrinsic value of outstanding restricted units	$12,684	$69,872
The weighted average grant date fair value per restricted stock unit was $200.73 and $201.72 during the three months ended March 31, 2024 and 2023, respectively, and $193.86 and $208.79 during the nine months ended March 31, 2024 and 2023, respectively. The weighted average grant date fair value per performance stock unit was $194.03 during the nine months ended March 31, 2024. There were no performance stock units granted during the three months ended March 31, 2024, and there were no performance stock units granted or outstanding during the three and nine months ended March 31, 2023.
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
12.    Net Income (Loss) Per Share
Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income (loss) per share based on the treasury stock method.
The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data)
Net income (loss)	$1,556	$(57,635)	$(54,469)	$(135,076)

Basic weighted average shares outstanding	63,508	64,796	63,844	64,622

Dilutive impact from:
Employee equity awards	294	—	—	—
Dilutive weighted average shares outstanding	63,802	64,796	63,844	64,622

Net income (loss) per share
Basic	$0.02	$(0.89)	$(0.85)	$(2.09)
Dilutive	$0.02	$(0.89)	$(0.85)	$(2.09)

For the three and nine months ended March 31, 2024, and 2023, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Shares in Thousands)
Employee equity awards	1,242	1,441	1,192	1,367
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
During the third quarter of fiscal 2024, the Company repurchased 288,241 shares for $56.7 million under the Share Repurchase Authorization. As of March 31, 2024, a total of 1,243,080 shares have been repurchased under the Share Repurchase Authorization for $243.1 million, with the total remaining value being $56.9 million.
14.    Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, starting with the six months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year-to-date pre-tax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the three and nine months ended March 31, 2024, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $9.1 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively, resulting in effective tax rates of 120.6% and 29.5%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax profitability in our domestic and foreign operations.
Benefit for income taxes was $42.2 million and $68.1 million for the nine months ended March 31, 2024 and 2023, respectively, resulting in effective tax rates of 43.7% and 33.5%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax profitability in our domestic and foreign operations.

15.    Related-Party Transactions
On October 10, 2021, Emerson entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included the DGM business and the Subsurface Science & Engineering (“SSE”) business. The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owned approximately 56% of AspenTech on a fully diluted basis as of March 31, 2024.
The Company utilizes some aspects of Emerson’s centralized treasury function to manage the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis and are reflected as receivables from related parties in the condensed consolidated balance sheets. Conversely, any cash funded to the Company from these pooled Emerson cash accounts are reflected as due to related parties in the condensed consolidated balance sheets. The aggregate net activity between the Company and Emerson associated with the cash pooling arrangement is reflected within cash flows from financing activities as net transfers from parent within the condensed consolidated statements of cash flows.
Before the closing of the Transaction, the Industrial Software Business was charged for costs directly attributable to the DGM and SSE businesses and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s condensed consolidated financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.
At the closing of the Transaction, Emerson and the Company entered into a transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary services from Emerson to the Company. Pursuant to the Transition Service Agreement, Emerson provides the Company with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. Transition Service Agreement related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the condensed consolidated financial statements.
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
Receivables from related parties and due to related parties reported in the condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023 include the following:

	March 31, 2024	June 30, 2023

	(Dollars in Thousands)
Interest bearing receivables from related parties	$68,767	$61,948
Trade receivables from related parties	330	427
Receivables from related parties	$69,097	$62,375

Interest bearing payables to related parties	$67,805	$21,866
Trade payables to related parties	149	153
Due to related parties	$67,954	$22,019

Allocations and charges from Emerson are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Information technology	$176	$677	$1,522	$2,251
Shared services and other	$262	$850	$807	$4,745
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Transaction, the DGM and SSE businesses engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the condensed consolidated financial statements. Revenue and purchases from Emerson affiliates for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Revenue from Emerson affiliates	$351	$4	$661	$12
Purchases from Emerson affiliates	$124	$116	$313	$331
Emerson Share Maintenance Rights
Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to the Company’s board of directors, the right of Emerson to nominate the chair of the Company’s board of directors, the composition of the committees of the Company’s board of directors, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company’s business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through March 31, 2024.
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
The Company is continuing to integrate the purchased software and licensed intellectual property with its existing asset performance management product suite and accordingly has capitalized the full purchase price in accordance with ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.”
16.    Segment and Geographic Information
The Company operates in one operating and reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Americas	$121,704	$115,614	$403,078	$360,935
Asia, Middle East and Africa	78,165	58,881	192,880	174,595
Europe	78,237	55,383	188,619	188,005
Total	$278,106	$229,878	$784,577	$723,535
Americas included revenue in the United States of $104.1 million and $89.4 million for the three months ended March 31, 2024 and 2023, respectively, and $332.8 million and $289.9 million for the nine months ended March 31, 2024 and 2023, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	March 31, 2024	June 30, 2023

	(Dollars in Thousands)
Americas	$13,438	$15,793
Asia, Middle East and Africa	1,775	1,923
Europe	1,201	954
Total	$16,414	$18,670
Property, equipment, and leasehold improvements, net located in the United States were $11.3 million and $13.4 million as of March 31, 2024 and June 30, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Concerning Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and AspenTech undertakes no obligation to update any such statements to reflect later developments. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These risks and uncertainties include, without limitation: the failure to realize the anticipated benefits of our transaction with Emerson; risks resulting from our status as a controlled company; the scope, duration and ultimate impacts of the Russia-Ukraine war and the Israeli-Hamas conflict; as well as economic and currency conditions, market demand (including related to adverse changes in the process or other capital-intensive industries such as materially reduced spending budgets due to oil and gas price declines and volatility), pricing, protection of intellectual property, cybersecurity, natural disasters, tariffs, sanctions, competitive and technological factors, inflation; and others, including those described in “Item 1A. Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those described in our most recent Annual Report on Form 10-K and subsequent reports filed with the SEC. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
Business Overview
We are a global leader in industrial software focused on helping customers in asset-intensive industries address the world’s dual challenge of meeting the increasing demand for resources from a rapidly growing population with the expectation of a higher living standard in a profitable and sustainable manner. Our solutions address complex environments where it is critical to optimize across the full asset lifecycle - asset design, operation, and maintenance - enabling customers to run their assets safer, greener, longer and faster. Thousands of companies, ranging from multi-national corporations to start-ups, rely on our software to help them run their assets more profitably, resiliently, and sustainably to meet their operational excellence and sustainability goals.
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
Our software also seeks to help companies develop new processes that can be scaled to support the energy transition and a net zero future, such as green hydrogen, biofuels, carbon capture utilization and storage and circularity of plastics.
By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the DGM and SSE businesses, we expanded our served markets, augmented our expertise and sales channels, and broadened our portfolio to include five product suites: Performance Engineering (“ENG”), Manufacturing and Supply Chain (“MSC”), Asset Performance Management (“APM”), DGM, and SSE. These suites are supported by DataWorks Industrial Data Management ("DataWorks"), our industry-leading platform with advanced capabilities in data contextualization, structuring and cleansing, and enables AspenTech customers to better manage their industrial data at scale.
Recent Events
On August 1, 2023, the Company announced that its Board of Directors approved the Share Repurchase Authorization pursuant to which an aggregate $300.0 million of its common stock may be repurchased. During the third quarter of fiscal 2024, the Company repurchased 288,241 shares for $56.7 million under the Share Repurchase Authorization. As of March 31, 2024, a total of 1,243,080 shares have been repurchased under the Share Repurchase Authorization for $243.1 million, with the total remaining value being $56.9 million.
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
Comparing ACV for different dates can provide insight into the growth and retention rates of our recurring software business because ACV represents the estimated annual billings associated with our recurring license and SMS agreements at any point in time. Management uses the ACV business metric to evaluate the growth and performance of our business as well as for planning and forecasting purposes. We believe that ACV is a useful business metric to investors as it provides insight into the growth component of our software business.
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
As of March 31, 2024, customer agreements representing approximately 84.5% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies.
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

We estimate that ACV grew by approximately 9.5%, from $854.6 million as of March 31, 2023 to $936.1 million as of March 31, 2024.
Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and SMS agreements, including maintenance and escalation. TCV was $3.9 billion and $3.5 billion as of March 31, 2024 and 2023, respectively.
Bookings
Bookings is the total value of customer term license and SMS contracts signed and delivered in the current period, less the value of such contracts signed in the current period where the initial licenses and SMS agreements are not yet deemed delivered, plus the value of term license contracts and SMS contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.
Bookings were $301.2 million during the three months ended March 31, 2024, compared to $231.3 million during the three months ended March 31, 2023. Bookings were $746.4 million during the nine months ended March 31, 2024, compared to $698.1 million during the nine months ended March 31, 2023. The change in bookings is related to the timing of renewals.
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
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Nine Months Ended March 31,
	2024	2023

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$184,950	$185,650
Purchase of property, equipment, and leasehold improvements	(2,579)	(4,515)
Payments for capitalized computer software development costs	(131)	(347)
Free cash flow (non-GAAP) (1)	$182,240	$180,788
__________
(1)     For the interim period beginning January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to loss from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table provides a reconciliation of GAAP loss from operations to non-GAAP income from operations for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
GAAP loss from operations	$(19,294)	$(78,473)	$(128,749)	$(189,050)
Plus:
Stock-based compensation	12,907	22,843	45,817	64,020
Amortization of intangibles (1)	121,749	121,639	364,901	363,960
Acquisition and integration planning related fees	945	761	815	7,030
Non-GAAP income from operations	$116,307	$66,770	$282,784	$245,960
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue in certain financial data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase / (Decrease) Change		(% of Revenue)
	2024	2023	$	%	2024	2023

	(Dollars in Thousands)
Revenue:
License and solutions	$169,467	$136,292	$33,175	24.3%	60.9%	59.3%
Maintenance	86,256	77,283	8,973	11.6	31.0	33.6
Services and other	22,383	16,303	6,080	37.3	8.0	7.1
Total revenue	278,106	229,878	48,228	21.0	100.0	100.0
Cost of revenue:
License and solutions	65,550	68,980	(3,430)	(5.0)	23.6	30.0
Maintenance	8,344	9,020	(676)	(7.5)	3.0	3.9
Services and other	19,048	15,799	3,249	20.6	6.8	6.9
Total cost of revenue	92,942	93,799	(857)	(0.9)	33.4	40.8
Gross profit	185,164	136,079	49,085	36.1	66.6	59.2
Operating expenses:
Selling and marketing	121,303	120,035	1,268	1.1	43.6	52.2
Research and development	49,334	54,046	(4,712)	(8.7)	17.7	23.5
General and administrative	33,821	40,471	(6,650)	(16.4)	12.2	17.6
Total operating expenses	204,458	214,552	(10,094)	(4.7)	73.5	93.3
Loss from operations	(19,294)	(78,473)	59,179	(75.4)	(6.9)	(34.1)
Other expense, net	(1,988)	(13,281)	11,293	(85.0)	(0.7)	(5.8)
Interest income, net	13,723	9,969	3,754	37.7	4.9	4.3
Loss before benefit for income taxes	(7,559)	(81,785)	74,226	(90.8)	(2.7)	(35.6)
Benefit for income taxes	(9,115)	(24,150)	15,035	(62.3)	(3.3)	(10.5)
Net income (loss)	$1,556	$(57,635)	$59,191	(102.7)%	0.6%	(25.1)%
Revenue
Total revenue increased by $48.2 million, or 21.0%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, due to an increase of $33.2 million in license and solutions revenue, an increase of $9.0 million in maintenance revenue, and an increase of $6.1 million in services.
License and Solutions Revenue
License and solutions revenue increased by $33.2 million, or 24.3%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily attributable to new term license orders in the third quarter of fiscal 2024.
Maintenance Revenue
Maintenance revenue increased by $9.0 million, or 11.6%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to growth of our base of customer arrangements.
Services and Other Revenue
Services and other revenue increased by $6.1 million, or 37.3%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the timing and volume of professional services engagements, and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation.

Cost of Revenue
Total cost of revenue decreased by $0.9 million, or 0.9%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $3.4 million, or 5.0%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023. Gross profit margin on license and solutions revenue increased to 61.3% from 49.4% for the three months ended March 31, 2024 and 2023, respectively, due to higher license and solutions revenue.
Cost of Maintenance Revenue
Cost of maintenance revenue decreased by $0.7 million, or 7.5%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year. Gross profit margin on maintenance revenue increased to 90.3% from 88.3% for the three months ended March 31, 2024 and 2023, respectively, due to higher maintenance revenue.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $3.2 million, or 20.6%, for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Gross profit margin on services and other revenue increased to 14.9% from 3.1% for the three months ended March 31, 2024 and 2023, respectively, due to higher services and other revenue.
Gross Profit
Overall gross profit increased by $49.1 million, or 36.1%, for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year. Gross profit margin increased to 66.6% from 59.2% for the three months ended March 31, 2024 and 2023, respectively. The increase was driven by an increase in licensing, maintenance, and services and other revenue compared to the same period in the prior fiscal year, as well as a decrease in licensing and maintenance costs of revenue.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $1.3 million, or 1.1%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $3.4 million related to salaries due to the expansion of our sales capacity in new and existing markets, partially offset by a decrease in stock-based compensation, benefits, and bonuses of $2.4 million.
Research and Development Expense
Research and development expense decreased by $4.7 million, or 8.7%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $5.3 million, related to benefits, bonuses, and stock-based compensation.
 General and Administrative Expense
General and administrative expense decreased by $6.7 million, or 16.4%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $8.0 million related to lower stock-based compensation, benefits, and bonuses in the current period, offset in part by an increase of $3.6 million in bad debt expenses incurred in the current quarter.

Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $11.3 million, or 85.0%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to $14.3 million in net unrealized gains on foreign currency forward contracts in the prior year that were terminated in June 2023, offset in part by $3.1 million in unrealized and realized foreign currency exchange losses.
Interest Income, Net
Interest income, net increased by $3.8 million, or 37.7%, during the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on long-term revenue contracts of $2.5 million.
Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated AETR to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended March 31, 2023, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pre-tax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the three months ended March 31, 2024, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.

Benefit for income taxes was $9.1 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively, resulting in effective tax rates of 120.6% and 29.5%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax profitability in our domestic and foreign operations.

Comparison of the Nine Months Ended March 31, 2024 and 2023
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue in certain financial data for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,		Increase / (Decrease) Change		(% of Revenue)
	2024	2023	$	%	2024	2023

	(Dollars in Thousands)
Revenue:
License and solutions	$470,578	$446,360	$24,218	5.4%	60.0%	61.7%
Maintenance	256,280	234,277	22,003	9.4	32.7	32.4
Services and other	57,719	42,898	14,821	34.5	7.4	5.9
Total revenue	784,577	723,535	61,042	8.4	100.0	100.0
Cost of revenue:
License and solutions	204,453	209,326	(4,873)	(2.3)	26.1	28.9
Maintenance	29,192	27,804	1,388	5.0	3.7	3.8
Services and other	52,290	40,897	11,393	27.9	6.7	5.7
Total cost of revenue	285,935	278,027	7,908	2.8	36.4	38.4
Gross profit	498,642	445,508	53,134	11.9	63.6	61.6
Operating expenses:
Selling and marketing	365,921	356,260	9,661	2.7	46.6	49.2
Research and development	156,155	153,741	2,414	1.6	19.9	21.2
General and administrative	105,315	124,557	(19,242)	(15.4)	13.4	17.2
Total operating expenses	627,391	634,558	(7,167)	(1.1)	80.0	87.7
Loss from operations	(128,749)	(189,050)	60,301	(31.9)	(16.4)	(26.1)
Other expense, net	(8,017)	(33,270)	25,253	(75.9)	(1.0)	(4.6)
Interest income, net	40,056	19,112	20,944	109.6	5.1	2.6
Loss before benefit for income taxes	(96,710)	(203,208)	106,498	(52.4)	(12.3)	(28.1)
Benefit for income taxes	(42,241)	(68,132)	25,891	(38.0)	(5.4)	(9.4)
Net loss	$(54,469)	$(135,076)	$80,607	(59.7)%	(6.9)%	(18.6)%
Revenue
Total revenue increased by $61.0 million, or 8.4%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in license and solutions revenue of $24.2 million, an increase of $22.0 million in maintenance revenue, and an increase of $14.8 million in services and other revenue.
License and Solutions Revenue
License and solutions revenue increased by $24.2 million, or 5.4%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily attributable to the timing of renewals and new contracts signed in the same period in the prior fiscal year.
Maintenance Revenue
Maintenance revenue increased by $22.0 million, or 9.4%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to growth of our base of customer arrangements.
Services and Other Revenue
Services and other revenue increased by $14.8 million, or 34.5%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the timing and volume of professional services engagements and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation effective beginning in the third quarter of fiscal 2023.

Cost of Revenue
Total cost of revenue increased by $7.9 million, or 2.8%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to increased compensation costs and headcount, as well as timing of software implementation projects.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $4.9 million, or 2.3%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023. Gross profit margin on license and solutions revenue increased to 56.6% from 53.1% for the nine months ended March 31, 2024 and 2023, respectively, primarily due to higher license and solutions revenue.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $1.4 million, or 5.0%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries and benefits. Gross profit margin on maintenance revenue increased to 88.6% from 88.1% for the nine months ended March 31, 2024 and 2023, respectively, primarily due to an increase in maintenance revenue.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $11.4 million, or 27.9%, for the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs related to salaries and benefits and the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Gross profit margin on services and other revenue increased to 9.4% from 4.7% for the nine months ended March 31, 2024 and 2023, respectively, primarily due to an increase in services and other revenue.
Gross Profit
Overall gross profit increased by $53.1 million, or 11.9%, for the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year. Gross profit margin increased to 63.6% from 61.6% for the nine months ended March 31, 2024 and 2023, respectively. The increase in gross profit margin was mainly driven by increases in license, maintenance and services and other revenue compared to the same period in the prior fiscal year, due to increases in bookings driven by the timing of renewals.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $9.7 million, or 2.7%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $11.8 million related to salaries and benefits due to the expansion of our sales capacity in new and existing markets and a $2.5 million increase in commission costs related to the continued transition in commission structure, partially offset by a $2.8 million decrease in stock-based compensation.
Research and Development Expense
Research and development expense increased by $2.4 million, or 1.6%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher compensation costs of $6.4 million related to salaries, partially offset by a decrease in stock-based compensation and bonuses of $3.3 million.
 General and Administrative Expense
General and administrative expense decreased by $19.2 million, or 15.4%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower stock-based compensation and benefit costs of $14.4 million and a decrease in acquisition and integration expenses of $5.8 million related to the Transaction with Emerson.

Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $25.3 million, or 75.9%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to $29.6 million in net unrealized losses on foreign currency forward contracts in the prior year that were terminated in June 2023, partially offset by $4.5 million in unrealized and realized foreign currency exchange gains on foreign currency forward contracts.
Interest Income, Net
Interest income, net increased by $20.9 million, or 109.6%, during the nine months ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in interest expense of $10.6 million due to the repayment of our term loan facility under the Amended and Restated Credit Agreement in the third quarter of fiscal 2023, an increase in interest income earned on long-term revenue contracts of $7.1 million, and an increase in interest income earned on cash and cash equivalent balances of $1.8 million.
Benefit for Income Taxes
The Company computes its tax provision (benefit) for interim periods by applying the estimated AETR to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended September 30, 2022, the Company computed its tax provision (benefit) using the AETR approach. However, starting with the six months ended December 31, 2022, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate to be applied to the year to date pre-tax (loss) income given small changes in the forecast of pre-tax (loss) income would result in significant changes in the AETR. For the nine months ended March 31, 2024, the Company again recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.

Benefit for income taxes was $42.2 million and $68.1 million for the nine months ended March 31, 2024 and 2023, respectively, resulting in effective tax rates of 43.7% and 33.5%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax profitability in our domestic and foreign operations.
Liquidity and Capital Resources
Resources
As of March 31, 2024 and June 30, 2023, our principal sources of liquidity consisted of $177.6 million and $241.2 million, in cash and cash equivalents, respectively.
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
Amended and Restated Credit Agreement
The Amended and Restated Credit Agreement provides for a $200.0 million secured revolving credit facility, of which the Company had $197.7 million available for borrowing as of March 31, 2024. For a more detailed description of the Amended and Restated Credit Agreement, see Note 10, “Debt” to our condensed consolidated financial statements.
Cash Flows
Operating Cash Flows
Net cash provided by operating activities decreased by $0.7 million during the nine month period ended March 31, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease of $103.4 million in cash due to unfavorable changes in working capital, primarily due to the timing of contract cycle renewals, billings and the timing of settlement on the foreign currency forward contract in the prior year, partially offset by an increase of $102.7 million in cash provided due to higher income before non-cash charges.

Investing Cash Flows
Net cash used in investing activities decreased by $44.5 million during the nine month period ended March 31, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease of $64.2 million in cash used for business acquisitions, partially offset by an increase of $12.5 million in cash used for the asset acquisition of Plantweb Optics Analytics software and a decrease in the proceeds from the settlement of foreign currency forward contracts of $10.8 million.
Financing Cash Flows
Net cash used in financing activities decreased by $56.0 million during the nine month period ended March 31, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease in funds used for the repayment of the term loan of $276.0 million and an increase of $38.3 million in cash provided from our cash pooling arrangements with related parties, offset in part by an increase of $243.1 million in cash used for common stock repurchases.
Free Cash Flows
Free cash flow (non-GAAP) increased by $1.5 million during the nine month period ended March 31, 2024, as compared to the same period in the prior fiscal year, primarily driven by the decrease in net cash used for capital expenditures.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Nine Months Ended March 31,
	2024	2023

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$184,950	$185,650
Purchase of property, equipment, and leasehold improvements	(2,579)	(4,515)
Payments for capitalized computer software development costs	(131)	(347)
Free cash flow (non-GAAP) (1)	$182,240	$180,788
__________
(1)     For the interim period beginning January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Contractual Obligations
Letters of Credit
Standby letters of credit in the aggregate amounts of $30.8 million and $39.0 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2024 and June 30, 2023, respectively. The letters of credit expire at various dates through fiscal 2031.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
During the three months ended March 31, 2024 and 2023, 14.6% and 8.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2024 and 2023, 11.7% and 9.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended March 31, 2024 and 2023. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Norwegian Krone, Japanese Yen, Russian Ruble, Indonesian Rupiah, Australian Dollar, and Kuwaiti Dinar.
We recorded net foreign currency exchange losses of $2.1 million and $1.0 million, respectively, during the three months ended March 31, 2024 and 2023, and $8.2 million and $3.7 million, respectively, during the nine months ended March 31, 2024 and 2023, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased our results of operations by approximately $3.2 million and $10.1 million for the three months ended March 31, 2024 and 2023, respectively, and by approximately $8.1 million and $15.7 million for the nine months ended March 31, 2024 and 2023, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of March 31, 2024 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
Investment Risk
We own an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD, or $3.7 million USD. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $5.0 million CAD, or $3.7 million USD commitment. As of March 31, 2024, the fair value of this investment was $3.3 million CAD, or $2.4 million USD, representing our payment towards the total commitment, and is recorded in non-current assets in our condensed consolidated balance sheets.
Item 4.    Controls and Procedures.
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
We maintain operations in Russia and license software and provide related services to customers in Russia. We had revenue in Russia of approximately $44.6 million and $9.9 million for fiscal 2023 and 2022, respectively, $13.7 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively, and $27.7 million and $34.0 million for the nine months ended March 31, 2024 and 2023, respectively. We also had total assets in Russia of approximately $45.8 million and $39.7 million as of March 31, 2024 and June 30, 2023, respectively, related to operations in Russia.
As a result of the conflict between Russia and Ukraine, the United States, the European Union, the United Kingdom and other governments, have developed coordinated sanctions and export-control measure packages. These packages include: comprehensive financial sanctions against major Russian banks (including SWIFT cut off); designations of individuals and entities involved in Russian military activities; additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods as a whole, including tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports.
We may be required to cease or suspend operations in Russia or we may voluntarily elect to do so, whether as a result of new sanctions and export-control measure packages or otherwise. There is also a risk that we may not be able to continue our business in Russia because we are unable to conduct banking activities in Russia. We no longer provide engineering services to customers in Russia, which may impact our ability to renew existing contracts and provide support to those customers. In addition, we have limited our operations in Russia to contract renewals only with existing customers. While we continue to evaluate the impact of the various sanctions and restrictions on our ability to conduct business in Russia, access cash held in Russia, maintain contracts with and pay vendors in Russia, pay employees in Russia, and receive payment from customers in Russia, there is no assurance that we will be able to do so in the future. Any disruption to, or suspension of, our business and operations in Russia would result in the loss of revenue or access to our cash balances from the business in Russia and would negatively impact our growth and profitability. We also may suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.
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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On May 5, 2023, we entered into the ASR Program with JPMorgan to repurchase an aggregate of $100.0 million of our common stock. For more details on the ASR Program, refer to Note 13, “Stock Repurchases” to our condensed consolidated financial statements. During fiscal 2023, we repurchased 487,626 shares of our common stock for $100.0 million pursuant to the ASR Program, and on August 7, 2023 the ASR Program settled, resulting in an additional delivery of 107,045 shares of our common stock to us.
On August 1, 2023, we announced that our board of directors approved the Share Repurchase Authorization, pursuant to which an aggregate $300.0 million of our common stock may be repurchased. During the third quarter of fiscal 2024, the Company repurchased 288,241 shares for $56.7 million under the Share Repurchase Authorization. As of March 31, 2024, a total of 1,243,080 shares have been repurchased under the Share Repurchase Authorization for $243.1 million, with the total remaining value being $56.9 million. For more details on the Share Repurchase Authorization, refer to Note 13, “Stock Repurchases” to our condensed consolidated financial statements.
The following is a summary of stock repurchases for each month during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

	(Dollars in Thousands, Except Shares and per Share Data)
January 1, 2024 to January 31, 2024	91,090	$204.80	91,090	$95,015
February 1, 2024 to February 29, 2024	101,510	187.17	101,510	$76,016
March 1, 2024 to March 31, 2024	95,641	199.52	95,641	$56,934
Total	288,241	$196.84	288,241
__________
(1)     On August 1, 2023, the Company announced that its Board of Directors approved the Share Repurchase Authorization, pursuant to which an aggregate $300.0 million of its common stock may be repurchased.
Item 3.     Defaults upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.
Item 5.     Other Information.
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6.     Exhibits.

Exhibit Number	Description

10.1^	Aspen Technology, Inc. Executive Retention Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of President and Chief Executive Officer and Senior Vice President and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Aspen Technology, Inc.

Date: May 7, 2024	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ CHRISTOPHER STAGNO
Christopher Stagno
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)