Form 10-K
period 2024-06-30
Aspen Technology, Inc.
filed 2024-08-13
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-41400
____________________________________________
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.5 billion based on the last reported sale price reported on the Nasdaq Global Select Market on December 31, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter).

There were 63,254,548 shares of common stock outstanding as of August 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement related to the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

____________________________________________

Aspen Technology, Inc. (“AspenTech”, or the “Company”) has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K and not owned by AspenTech are the property of their respective owners.
On May 16, 2022, the transaction (the “Transaction”) contemplated by the Transaction Agreement and Plan of Merger, dated as of October 10, 2021, as amended from time to time, was consummated between AspenTech Corporation (formerly known as Aspen Technology, Inc.) (“Heritage AspenTech”) and Emerson Electric Co. (“Emerson”) and certain of its subsidiaries.
Our fiscal year ends on June 30. In connection with the Transaction described herein, we approved a change to our fiscal year end from September 30 to June 30 beginning with fiscal year 2022. Fiscal years 2024 and 2023 refer to the twelve-month periods ended June 30, 2024 and June 30, 2023, respectively, and fiscal year 2022 refers to the nine-month period ended June 30, 2022, unless otherwise noted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K and in the documents incorporated by reference herein that are not strictly historical may be “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions and are based on current expectations of management. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors.” You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
PART I
Item 1.    Business.
Overview
We are a global leader in industrial software focused on helping customers in asset-intensive industries address the dual challenge (the “Dual Challenge”) of meeting the increasing demand for resources from a rapidly growing population while also operating in a more sustainable manner. Our solutions address complex environments where it is critical to optimize across the full asset lifecycle - asset design, operation, and maintenance - enabling customers to run their assets safer, greener, longer, and faster. Thousands of companies, ranging from multi-national corporations to start-ups, rely on our software to help them run their assets more profitably, resiliently, and sustainably to meet their operational excellence and sustainability goals.
We help customers solve some of their critical challenges via our purpose-built software that combines engineering first principles, deep industry domain knowledge, and advanced technologies, such as Industrial Artificial Intelligence (“Industrial AI”), which is the combination of data insights from artificial intelligence and domain expertise grounded in engineering fundamentals, asset knowledge and industry experience. We drive significant value creation through our decades of experience in modeling, simulation, and optimization technologies. The operational challenges we help our customers solve include maintaining maximum efficiency in process operations, managing electrical grids amid the growth in renewable energy sources, helping ensure supply chain resiliency, reducing carbon emissions, and more.
Today, our software also enables companies to develop and scale new processes to support the energy transition and a net zero future, such as green hydrogen, biofuels, carbon capture, utilization and storage (“CCUS”), circularity of plastics and batteries.
Market Trends
We serve customers in asset-intensive industries, which have complex operations, large footprints and require above-average levels of capital to operate. As a result, our customers face significant pressure to continuously focus on operational excellence. To do this, our customers seek leading technologies and methods for the safer, more efficient, more reliable, and more profitable operation of their assets. There are several other important trends in our end markets, as described below.
The Dual Challenge
The Dual Challenge is the catalyst for our sustainability efforts. While most companies are impacted by the Dual Challenge in some form, our customers, who operate asset-intensive businesses, will play crucial roles in helping ensure nations meet their sustainability goals and can continually adapt to meet this challenge while also remaining viable businesses.

Solving this Dual Challenge will become increasingly urgent in the decades to come. According to the United States Energy Information Administration, International Energy Outlook 2023 (“IEO2023”) Reference case, by 2050 global energy use is expected to increase by nearly 34% compared to energy usage in 2022.
Businesses will likely contend with persistent volatility, uncertainty, complexity, and ambiguity as the world adapts to these changes in the years to come. Insight combined with agility and flexibility will be critical as companies navigate these challenges, work to achieve and maintain operational excellence and ultimately meet their sustainability targets. We anticipate that digitalization will be essential, allowing companies to maximize the efficiency of their operations while minimizing emissions.
Transitioning to the New Energy System & Cross-Industry Convergence
The energy transition requires significant changes by traditional energy, refining and utilities companies as they play a key role in creating a well-balanced energy system that supports energy security, access, and environmental sustainability. This involves rethinking supply chains, accelerating renewable energy, and driving innovative business models. It is also leading to a convergence of capabilities across industries and the integration of engineering domains. This transition to renewable energy is already well underway. In 2024, the International Energy Agency (“IEA”) released its World Energy Investment 2024 report, forecasting global energy investment to exceed $3 trillion in 2024, with $2 trillion spending on clean energy technologies and infrastructure. Supporting the transition to renewable energy resources is one of the most impactful ways for asset-intensive industries to minimize their carbon emissions and overall environmental footprint.
Companies at the forefront of creating the new energy system are reimagining their businesses and rapidly evolving their operations. Driven by a dynamic macroeconomic environment and rapid advancements in technology, businesses are compelled to adapt their strategies, operating models, structures, and talent required to address the challenges of the energy transition. Companies recognize the critical role of technology and collaboration to simultaneously advance their operational performance, resiliency, and sustainability.
Energy Efficiency
A key pledge at the United Nations Climate Change convention COP28 in 2023 was doubling energy efficiency improvements and tripling renewable energy capacity by 2030. Improving efficiency is a critical driver for many digitalization projects where improvement in process control and optimization can significantly reduce energy consumption. Process redesign using simulation capabilities can also help improve efficiencies by cutting energy use and process emissions. Additionally, simulation is an important tool in the design of new energy and emissions reduction capabilities, including hydrogen production from water and carbon capture processes to remove CO2 from point sources and directly from air.
Electrification
Electrification refers to the rising utilization of electrical power, particularly renewable electricity, over other energy sources. Driven in part by the increasing number of companies and individuals turning to electrification to help reduce their carbon footprint, global demand for electric power has increased by more than 33% since 2010, according to the IEA World Energy Outlook November 2022 Report, and electricity now makes up more than 20% of energy use worldwide, according to the IEA Electricity May 2024 Report. To accommodate the continued strong demand for renewable energy, spending on the electrical grid has averaged $320 billion annually since 2016, and is expected to nearly double by 2030 to $600 billion per year, according to the IEA Electricity Grids and Secure Energy Transition November 2023 Report.
Demand for Rare Metals
Demand for a wide range of metals and minerals, including lithium, nickel, cobalt, and copper, is expected to increase because of electrification and the energy transition. According to the IEA report, “The Role of Critical Minerals in Clean Energy Transitions,” as revised in March 2022, increases in electrification could lead to as much as a 40-fold increase in demand for lithium by 2040 and could increase demand for cobalt by as much as 25 times.

Government Mandates
An increasing number of governments around the world view support for the green economy as mission-critical to their national interests. The significant amount of government subsidies available, particularly for renewables and electrification, has the potential to drive considerable advances in green economy infrastructure and technologies. Among the drivers of these national incentives for decarbonization are the creation of net-zero targets and the need for significant grid enhancements to accommodate the growth in renewable power and electrification. Several government programs also target efficiency improvements in the industrial sector; specifically, by offering incentives for innovation and process improvements to reduce greenhouse gas emissions. An example is the Industrial Efficiency and Decarbonization office of the United States Department of Energy that was established as part of the Inflation Reduction Act in 2022, which offers funding and tax incentives to decarbonize the industrial sector.
Organizational Excellence
Companies in asset-intensive industries are facing the challenge of managing an ongoing generational transition that is impacting the capacity and capabilities in organizations to sustain operational excellence and manage their energy transition. This is reflected through an impending talent shortage as a result of a next-generation workforce with less prevalent areas of knowledge and domain expertise in these industries, yet is well-acclimated to a highly digital world. This is particularly important as the industry workforce transitions over the next few years. For example, a Deloitte report in October 2020, titled “The Future of Work in Oil, Gas and Chemicals, Opportunity in the Time of Change” estimated that between 2025 and 2027 more than 45% of the industry’s personnel will retire. As workers retire, the loss of domain knowledge could have significant impacts on both operational excellence and sustainability initiatives. Therefore, many organizations are looking to digitalization and automation solutions to support operational excellence with further investments in talent, building training programs, and establishing best practices to advance their organizations.
Collaboration and Co-Innovation
We believe collaboration and co-innovation will be critical to developing the solutions necessary for asset-intensive industries to meet the Dual Challenge in the coming decades. For example, asset-intensive companies increasingly are building partner ecosystems to successfully execute their energy transition strategies include supporting the development and scale-up of new process technologies.
We prioritize and value our co-innovation partnerships. For example, in fiscal 2024, we announced the further development of our partnership with Saudi Aramco (“Aramco”), one of the world’s leading integrated energy and chemicals companies. As part of this partnership, both parties collaborated to develop AspenTech Strategic Planning for Sustainability Pathways™ – a new and unique integrated modeling and optimization solution that aims to guide companies in CCUS decision-making and sustainability strategy investments. This solution was developed through a licensing agreement with Aramco. Based on this successful effort, we also announced that we are launching an expanded co-innovation program to bring together leading owner operators and engineering, procurement and construction (“EPC”) companies to collaboratively innovate on a wider strategic planning solution portfolio to attempt to optimize across multiple sustainability pathways.
Our Customers
We serve customers across a wide range of asset-intensive industries. These industries include energy (oil and gas exploration and production, or upstream; oil and gas processing and distribution, or midstream; and oil and gas refining and marketing, or downstream), bulk and specialty chemicals, engineering, procurement and construction, power and utilities, metals and mining, and pharmaceuticals. We provide descriptions of these industries and their specific business characteristics below.
Upstream and Midstream
•The upstream energy industry involves identifying and extracting hydrocarbons from onshore and offshore fields located in diverse and demanding geographies worldwide. Companies must profile subsurface geological structures and materials with great accuracy and detail to produce hydrocarbons safely and reliably, optimize production from the field, and comply with strict regulatory and environmental requirements.
•Midstream companies are involved in gathering oil and natural gas from well heads, processing, and separation into oil, dry natural gas, and natural gas liquids, then the transportation to downstream markets. Petroleum product transportation utilizes vast pipeline networks across geographies. As a result, many companies rely on Supervisory Control and Data Acquisition (“SCADA”) systems to monitor and control these networks and help ensure safe, reliable, and efficient operations.

Downstream
•Downstream refiners use thermal and chemical processes to convert crude oil into end products, including gasoline, jet and diesel fuel, and intermediate products used by chemical manufacturing companies. In recent years, some refiners have converted their facilities to process bio-feedstocks and the production of biofuels while continuing to leverage our digitalization capabilities to extract value from this process. This is a trend that we expect to continue as consumers look for more sustainable sources of energy.
•With high volumes and typically low operating margins, downstream companies focus on optimizing their feedstock selection and product mix to maximize profitability. Supply chain management, safety and reliability are of critical importance to this market.
New Energy
•Energy companies are increasingly focusing on decarbonization, hydrogen production, ammonia, and biofuels. Both traditional energy companies and new enterprises are investing in energy transition technologies to anticipate future market trends.
Chemicals
•Bulk chemical producers manufacture commodity chemicals and serve markets that are highly price sensitive. They seek to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources. Optimization of production yields, throughput, energy efficiency, and reliability are essential for bulk chemical producers.
•Specialty chemical manufacturers, which primarily produce more advanced, differentiated and even customer-specific products, face challenges in managing diverse product lines, multiple plants, complex supply chains, and product quality.
•Many chemical producers are also working to develop new materials that are more easily recycled and new processes that allow for greater materials circularity.
Engineering, Procurement & Construction
•Engineering, procurement and construction firms need to quickly and efficiently produce optimal process and asset designs which incorporate highly accurate modeling, analysis, and cost estimations for complex, large-scale projects. Advanced software can help EPCs design processes and assets that operate at scale, safely, reliably, and sustainably. Capital investments can be optimized, and project risks are managed.
•These companies can use digital tools to quickly collaborate across a range of stakeholders, from internal employees to manufacturers and other engineering and construction firms, helping ensure projects stay on time and on budget.
Power and Utilities
•Power and utilities companies are responsible for generating, transmitting, and distributing reliable and safe electric power to commercial, industrial, and residential customers. In recent years, the industry has become more complex due to the rapid growth of renewable energy sources, such as wind and solar, and the challenges of incorporating these sources into the grid while also maintaining safety and reliability.
•In response to significant growth in distributed energy resources (“DERs”), such as residential solar panels, smart thermostats and EV chargers, these companies are actively investing in modernizing the electrical grid to better monitor and optimize grid operations.
•Many utilities have begun to utilize distributed energy resource management systems (“DERMS”) software solutions to manage the increasing number of DERs connected to the grid. DERMS software enables utility stakeholders, from operations, to consumer engagement, asset management, and more, to monitor and intelligently control DERs in an orchestrated fashion, and make more informed grid management decisions.
Metals and Mining
•Mining companies are accelerating their digital initiatives to increase their efficiency and reliability, focusing on areas such as geological modeling, mine planning and scheduling, predictive maintenance, and design and operational management.

•Metal companies can leverage advanced process control solutions to measure, monitor and adjust each stage of mineral processing. This method allows these companies to work to ensure that the maximum amount of metal is recovered with minimal waste generation for higher operational efficiency.
•Mining companies are beginning to electrify their operations with renewable power, including a wide range of mining equipment, to reduce their carbon footprints and increase efficiency.
•The metals and mining industry is essential to meet the growing demand for minerals, including lithium, copper, nickel, cobalt, and more, which are critical to building clean energy technologies, from electricity storage devices to wind turbines.
Pharmaceuticals and Consumer Packaged Goods (“CPG”)
•Pharmaceutical companies need to quickly deliver drugs to the market, ensure consistent quality manufacturing and be flexible enough to produce advanced, personalized medicines. CPG companies need to achieve the highest level of efficiency through their operations while navigating an increasingly complex supply chain. As a result, agility and reliability are critical for the pharmaceutical and CPG industries.
•Using digitalization tools, pharmaceutical and CPG companies can optimize key processes, including execution management, improve supply chain planning and scheduling, and use predictive and prescriptive maintenance to maximize the return on their assets.
Our Approach to Industrial Artificial Intelligence
AI is defined as technology that allows software to perform tasks that normally require human intelligence, including learning, problem solving and decision-making. Industrial AI is the combination of data insights from AI and domain expertise grounded in engineering fundamentals, asset knowledge and industry experience.
We embed Industrial AI across our product suites, leveraging more than 40 years of experience and engineering fundamentals. With our Industrial AI powered models, we provide guardrails, robustness and trusted results to ensure customers can leverage AI-based technology to improve agility, guide decision-making and drive higher levels of efficiency through automation.
In May 2024, we introduced the latest version of aspenONE, V14.3 May 2024 with expanded Industrial AI throughout the portfolio, additional integration of industrial data management across solutions and advancements in planning and scheduling capabilities.
With the release of V14.3, the planning and scheduling capabilities in Aspen Unified™ have been enhanced with Industrial AI to attain higher levels of optimization. This is accomplished by enabling schedulers to close the gap between planned and actual operations. Through unique, innovative and dynamic optimization capabilities, refining and olefins producers can streamline and integrate planning, scheduling and yield accounting, resulting in smaller deviations and faster remediation.
Our Approach to Sustainability
Sustainability is core to our business. As industries are transitioning and transforming to develop new fuel processes and reduce their environmental impact from operations, this has become a driver for our growth. Our integrated sustainability strategy includes internal sustainability programs focused on reducing emissions and advancing diversity, equity, and inclusion in our workforce and sustainability solutions for our customers to accelerate emissions reductions in their asset-intensive operations. We provide a series of critical sustainability pathways centered around industrial decarbonization and the energy transition and the development and scaling of new technologies to address future energy and material needs.
Portfolio
Our portfolio spans the asset lifecycle from design to operation to maintenance, with differentiated offerings that help customers improve their safety, reliability, and productivity while also reducing their carbon footprint. With our leading software for engineering, modeling and design, operations and supply chain management, predictive and prescriptive maintenance, digital grid management, and industrial data management, we believe we are positioned to support the end-to-end asset lifecycle for our customers.

Performance Engineering (“ENG”)
Our ENG software suite provides market leading design and operations modeling capabilities to optimize the performance of process industry assets across the capital and operational expenditures cycles. The solution includes research and development (“R&D”) with process modeling and optimization, accelerating design with concurrent engineering applications and then optimizing production performance with process digital twins. Our ENG software helps customers address a variety of challenges, including accelerating and innovating design of new low-carbon technologies, improving profitability while ensuring safety and driving to meet emerging sustainability targets.
Manufacturing and Supply Chain (“MSC”)
Our MSC software suite enables optimization of both day-to-day operations and strategic supply chain decisions, helping customers make better and faster decisions that typically lead to improved performance and operating results. These solutions include software applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields. Our MSC suite helps manufacturers close the gap between planning and operations to work to increase profitability in dynamic markets; create an integrated workflow that provides real-time insight across disciplines to maximize throughput, quality, and margins; and help meet customers’ sustainability goals through reduced emissions, energy efficiencies and waste reduction.
Asset Performance Management (“APM”)
Our APM software suite is used to understand and predict the reliability of a system – multiple assets, a single asset, or equipment in a facility. Factors that impact reliability include how operating conditions degrade equipment performance over time, or how process conditions can lead to equipment failure. Additionally, decision-makers can minimize risk and maximize the economics of business decisions by accurately predicting future asset performance for the entire system. Our APM suite is a comprehensive set of machine learning and analytics technologies which can be used with historical and real time asset and process data to help our customers ensure high asset availability and receive early, accurate warnings of problems to better plan around an event. This solution uses analytics to make smarter decisions to increase asset availability, lower costs and improve throughput.
Digital Grid Management (“DGM”)
Our DGM software suite supports the evolution of electric, gas and water utilities through a flexible and secure operations technology platform. These solutions provide improved system resiliency, efficiency, and safety by monitoring, controlling, and modeling the distribution network as utilities seek to increase reliability, predict, and react to increasingly dynamic supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally. Our DGM suite helps power and utility customers reduce their carbon footprints via the integration of new green energy resources, improve situational awareness to drive desired outcomes, and protect critical assets across the network through enhanced cybersecurity.
Subsurface Science & Engineering (“SSE”)
Our SSE software suite includes a comprehensive portfolio of end-to-end geoscience and modeling software for optimization across subsurface engineering and operations. These solutions provide the ability to characterize, model and monitor the subsurface for the responsible management of resources, while supporting energy transition pathways, such as CCUS; optimize well placement and production using geophysics, petrophysics, and modeling to help minimize operational costs and obtain more productive wells with lower investment; and locate and delineate opportunities for new fields, while helping to optimize and minimize risk, using seismic imaging and interpretation solutions and connecting subsurface technology to operational activities.
Industrial Data Fabric
We acquired inmation Software GmbH (“Inmation”) in August 2022, which is our data platform that supports each of our product suites. With advanced capabilities in data contextualization, structuring and cleansing, our Industrial Data Fabric allows our customers to better manage their industrial data at scale. In addition, our Industrial Data Fabric empowers our customers to create operational data lakes which connect and contextualize data at the process level to help customers manage data security and integration across the enterprise from a central location.

Business Model
Industrial Software
The majority of our revenue is generated from software licenses and software maintenance and support (“SMS”) contracts. Implementation services, other than for our DGM product suite, are primarily provided by third-party implementation service partners (“ISPs”). We continue to grow our network of ISPs for the DGM suite.
Recurring Revenue
Most of our revenue is generated through term software contracts. This model, combined with our tokenization usage model (discussed below), allows customers to access the full range of our products and solutions within a given software suite and, importantly, new products, features, technical advances, and solutions as they are developed and introduced to the suite via our continuous investments in innovation and R&D. This business model has allowed us to better serve our customers and cultivate a more predictable base of recurring cash flows.
We are transitioning the DGM suite to the term software model. Remaining perpetual license contracts generally include SMS coverage over a fixed period, with the option to purchase additional SMS coverage following the end of the agreement.

Tokenization Usage Model
Our tokenization usage model is a licensing and pricing strategy whereby customers purchase tokens for a given suite as a means of fulfilling their software needs. We believe this model benefits our customers by providing them with the flexibility to utilize their desired set of products and solutions and allowing them to explore new products and solutions to discover previously unknown or undiscovered use cases in operating their assets. This helps us to drive increased consumption, gather valuable customer feedback, and enhance our position as a strategic partner for our customers.
For both our new and existing customers, understanding their software usage requirements is paramount. Customers work with our sales team and solutions consultants to determine their requirements based on the specific needs of their assets and use cases or products. Customers contract with us for a total number of tokens to be used under a given term software contract. After software installation, customers gain access to our full set of products and solutions, with each assigned a specific token value, within the product suite, with usage constraints based on the number of tokens in their token pool. Each month, customers receive a report detailing their token and suite usage. Customers can engage with our sales team and customer success partners to evaluate the purchase of additional tokens to better solve their use cases and meet their asset requirements.
Key Financial Metrics
We recognize customer software license contract revenue under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, our license revenue is heavily impacted by the timing of bookings and, more specifically, the timing of renewals. The timing of renewals is not linear between quarters or fiscal years, and the actual timing of renewal bookings can be impacted by early renewals. Please refer to the Notes to consolidated and combined financial statements below for additional disclosures around how Accounting Standards Codification (“ASC”) Topic 606 impacts our revenue recognition.
Our management utilizes Annual Contract Value (“ACV”), Total Contract Value (“TCV”), and bookings as key metrics to track and assess our business performance. In addition, generally accepted accounting principles in the United States (“GAAP”) metrics, we also use non-GAAP business metrics to track our business performance, namely Free Cash Flow and Non-GAAP operating income. Please refer to the Key Business Metrics section for a complete description of these metrics.
Sales & Marketing: Go-to-Market Approach
Strategic Engagement
We offer powerful software suites for asset-intensive industries and employ a value-based sales and marketing approach that aligns our capabilities and solutions with our customers’ needs. Our solutions support our customers in achieving their strategic business goals, including the design of their assets and processes, optimization of their operations, improved reliability, the use of Industrial AI to improve performance across their enterprise, and to support their sustainability goals.
Our software is a strategic investment for customers and, therefore, we work to engage with their senior management teams, which generally include decision makers in manufacturing, operations, maintenance, and technology business groups. Our industrial fabric capabilities are also relevant for information technology (“IT”) and digital transformation leaders with whom we also work closely.

Our total sales and marketing team, which consists of sales account managers, solution consultants, global partnerships as well as marketing personnel, consisted of 876 employees as of June 30, 2024.
Direct Sales
Historically, most of our software sales have been generated through our direct Field Sales organization, which includes account managers, technical sales personnel, and solution consultants. To educate our customers on the specific functionality and other technical features of our software, our account managers work with specialized teams of technical sales personnel and solution consultants. Our technical sales personnel typically have degrees in engineering or related disciplines and actively consult with our customers’ engineers. Solution consultants use their detailed knowledge of our software capabilities to demonstrate how they can be applied to the unique operations of different vertical industries. In addition to our direct Field Sales organization, we also employ an inside sales team that supports and collaborates with customers.
High Velocity Sales Team
Our High Velocity Sales Team engages with small-to-medium sized businesses and develops new accounts of all sizes as an entry point. Our focus in this customer segment is to increase and expand individual customer accounts, achieve license subscription renewals, scale, and replicate target applications, and further our business development efforts. This sales function is an important entry point for sustainability-related businesses, including both traditional energy companies and new enterprises that are investing in energy transition technologies to anticipate future market trends.
Emerson Channel Partnership
As part of our partnership with Emerson Electric Co. (“Emerson”), we have created teams to identify cross-selling opportunities. The formation of these teams has involved sales enablement and building cross-functional regional relationships between AspenTech and Emerson personnel. Emerson has dedicated specific resources, in addition to its global sales force, to resell our products, while we have created a dedicated commercial organization that provides sales enablement and technical sales support for Emerson. Fiscal 2024 was a key year for both parties to engage in strategic planning and to lay the foundation for future channel collaboration, innovation, and growth.
We collaborate with Emerson with an aim to realize growth synergies through five different vectors:
•Capital Projects – We jointly pursue capital projects, with Emerson gaining early access to these projects to provide automation solutions and positioning our software solutions.
•New Market Entry – We work with Emerson to enter new markets or expand within existing markets, leveraging the power of our combined portfolios and Emerson’s customer relationships. These markets include pharmaceuticals, metals and mining, pulp and paper, and new energy such as green hydrogen.
•Emerson Installed Base – In close collaboration with Emerson, we are focused on expanding the use of our software into their DeltaVTM and AMSTM customer installed bases. We believe the combined capabilities of AspenTech and Emerson technologies and solutions create a strong and clear value proposition for these customers.
•Collaboration and Co-Innovation – We collaborate and co-innovate with Emerson and other joint partners. In this work, we are focused on sustainability areas, such as green hydrogen, CCUS, and plastics circularity. In fiscal 2023, for example, we jointly developed a hydrogen value chain solution with Emerson and Microsoft that has the potential to help customers optimize their capital expenditure investments, lifecycle operating cost production, supply chain and storage infrastructure to expedite speed to market.
•OEM Solutions – Several AspenTech solutions can be embedded/integrated as an integral part of Emerson’s automation solutions. Specifically, we have expanded our OEM training simulator portfolio with Emerson and incorporated Emerson technology into our APM software. We expect OEM opportunities will continue to be identified as both companies continue collaboration on joint solutions and go-to-market approaches.
Customer Success
Outcome Based Model
Our Customer Success organization supports our customers to capture, sustain and expand the value from their AspenTech solutions by maintaining lasting partnerships and helping them leverage our innovative technology to add value to their business. Our teams are regionally located and focus on our customers’ needs to help drive satisfaction, retention, and lifetime value creation.

Software Maintenance and Support
SMS consists primarily of providing customers with technical support, access to software patches and upgrades as well as an online knowledge base. Technical support services are provided via telephone, live chat, email, and website from our 10 customer support centers located around the globe. Customers with SMS coverage are also provided access to a support website where they can download the latest versions of our software and software patches and read knowledge-based articles on how to best utilize our solutions. As of June 30, 2024, the knowledge base archive included more than 30,000 articles.
For customers with term licenses, SMS is included with the software license payment. For perpetual software license arrangements, customers are required to purchase SMS for the first year. After the first year, customers have the option to renew or decline SMS.
Third-Party Implementation Services Partners
Our solutions are designed with the intent of third-party implementation, consistent with our industrial software strategy. We have a robust network of ISPs that are specially trained to deliver, deploy and implement our solutions for our customers.
Our ISPs have track records of successful system integrations, upgrades, and performance monitoring events to draw upon. We build and maintain these third-party ISP networks to help ensure the successful deployment and adoption of our product suites with customers around the world. We have completed the first phase of our ISP partner expansion for our DGM product suite, which included selecting and onboarding DGM ISPs and executing initial projects with these same ISPs. We plan to continue expanding our DGM ISP network globally going forward.
Professional Services
We provide professional services to help facilitate the implementation of our technology within customer assets. Our professional services team primarily consists of engineers with deep industry experience in technical areas relevant to our solutions and end markets. Importantly, our solutions are designed with the intent of third-party implementation, enabling global, scalable project execution and support. By working closely with our third-party ISPs, our professional services members help to guide the implementation process for customers and, in doing so, work to ensure our customers realize the full value of our software.
Customer Education
We offer training services through our end-to-end competency curriculum program, “AspenTech University.” Each year, AspenTech University trains approximately 17,000 individuals through more than 1,800 classes, covering a full curriculum with over 220 courses, including 20 courses dedicated to sustainability and 15 courses dedicated to industry domain expertise training.
Within AspenTech University, AspenTech offers comprehensive learning programs for process industries to improve their operational excellence and address real-world sustainability challenges. Our customers face the Dual Challenge. This, coupled with generational workforce changes, has made operational excellence and continuous education incredibly important for these industries. We provide a specific sustainability training program, aligned with our sustainability technology pathways, to enable a new generation of industry users to grow their practical knowledge of proven digital solutions that are making an impact on sustainability. Separately, our industry domain training program is targeted for companies in asset-intensive industries who are onboarding recently graduated engineers. This comprehensive program is designed to enable new process engineers, control engineers, reliability engineers, supply chain planners, cost estimators, and others to build industry-specific competencies within each of these roles.
Training is offered through a variety of flexible learning options, including public classes open to all customers or private classes for specific customers only, taught by experts in physical classrooms or over the Internet, private coaching with tailored course content, or self-paced on-demand eLearning. AspenTech University also offers a user certification program to enhance and certify user competency. As of June 30, 2024, we had over 7,500 Aspen Certified Users.
We also provide customers with on-demand training via more than 400 eLearning modules, which can be accessed within the product suite they have licensed. Customers can also separately purchase eLearning subscriptions which give them access to AspenTech University’s entire eLearning course catalog.
As of June 30, 2024, there were 1,187 employees in our customer support, professional services, and training groups.

Strategic Partners
We partner with leading consulting, technology and advisory companies, as well as customers, to co-innovate and advance digitalization throughout asset-intensive industries. By leveraging partners’ complementary expertise and offerings, we can gain a deeper understanding of customer requirements, prioritize use cases, formulate novel approaches and jointly develop solutions. The following section outlines our key approaches in forming strategic alliances.
Solution Sales Partners (“SSP”)
SSPs are an extension of AspenTech’s sales engine. These partners are critical in generating net new license growth or expansion in existing accounts. Many SSPs either “sell with” AspenTech or we “sell through” the partner in regions where we have little to no presence directly. The partners are trained to identify and shape opportunities, provide technical support and participate in bid response along with us.
Co-innovation
Co-innovation is a key focus for our development strategy. We work with customers and partners to create solutions leveraging shared knowledge and expertise that not only help solve specific customer challenges, but also are scalable to address industry-wide challenges.
In fiscal 2024, we advanced our formal collaboration with Aramco, which further demonstrated the importance of technology innovators working together to address the biggest challenges in helping ensure a sustainable future. Working together, AspenTech and Aramco have developed a solution that allows companies to rapidly evaluate potential opportunities and new innovative solutions to help mitigate carbon emissions while helping ensure profitability.
AspenTech Academic Advisory Board
We also maintain strong relationships with academic institutions through our AspenTech Academic Advisory Board. We form these strategic alliances with academic partners to advance research and technology developments that can help our customers improve their operational and sustainability performance. For example, we are currently working with professors from the University of Delaware and Columbia University to combine molecular modeling in bio feedstock production and to advance AI applications for sustainability, respectively.
Growth Strategy
Organic Growth
We have an installed base of more than 3,000 customers. Our growth strategy includes organic expansion within our existing customer base by capitalizing on growth trends within our core markets. This growth strategy focuses on driving increased usage through organic innovation and collaborating with customers to deliver end-to-end value chain solutions with differentiated value at enterprise scale.
Industry trends and market dynamics, including the need for greater sustainability and digital transformation, are impacting each of our targeted industry verticals in diverse ways. Our customers are increasingly focused on innovation and developing new technologies for decarbonization, which are enabled and accelerated by our solutions. These trends also represent key drivers for AspenTech solutions, enabling us to continue strengthening our customer relationships. We believe that our chosen partnership approach will increase our opportunities for co-innovation with our customers and therefore accelerate our development of innovative products and solutions that can be deployed at enterprise scale.
Focused Portfolio Expansion
We maintain a focused approach to the organic and inorganic expansion of our portfolio. We aim to capture more value from the industries we serve as we continue to execute this strategy and build our suites of end-to-end software solutions. In addition, we expect to increase our opportunities for expansion through our commercial agreement with Emerson, which includes both OEM and joint solution development, as well as through acquisitions that provide growth into adjacent solution areas.
Operational Excellence
Operational excellence is a key tenant of our strategy and we believe this distinguishes us in the market, as we continue to stay focused on transforming our business and developing what we believe to be a best-in-class industrial software company. We believe we have proven our ability to run and transform software businesses over the years, and we aim to maintain our strong margins in the years to come as we drive growth across our portfolio.

Product Strategy & Product Roadmap
We view our continuous investments in innovation as fundamental to our success in helping customers operate their assets more profitably and sustainably. Our product organization is structured around the following key strategic pillars that integrate product, technology and sustainability with an industrial data management layer to scale the business and partner with our customers to transform the industries we serve.
Self-Optimizing Asset
Our product roadmap is centered on helping our customers progress along the path toward greater operational autonomy and sustainability, and ultimately achieving what we call the Self-Optimizing Asset. We define the Self-Optimizing Asset as a capital asset, such as a plant or electric grid, which has achieved a state where technologies and processes work together to:
•Utilize data from across the enterprise to get smarter and increase accuracy and scope of predictions;
•React in real-time to changing conditions by automatically adjusting to meet targets; and
•Detect anomalies and trigger actions to improve longevity and prevent performance degradation.
To help our customers develop Self-Optimizing Assets, we are focused on driving product innovation and furthering the capabilities of our Industrial AI solutions; including leveraging edge and cloud infrastructure and edge to cloud strategies; an elevated user experience which enables enterprise-wide collaboration and the incorporation of advance visualization technologies; digital twins and industrial data universes.
Sustainability Solutions
We are focused on developing products and solutions that can help our customers minimize their environmental footprints and operate more sustainably while maintaining profitability and providing critical resources to meet the world’s increasing demand. Our software historically has allowed customers to enhance the efficiency of their asset operations, which inherently reduces their emissions and waste footprints. We now are making a concentrated effort to develop offerings that can help our customers meet their energy transition and decarbonization targets.
Sustainability Pathways
We have developed several sustainability pathways to partner with our customers to advance the energy transition and facilitate industrial decarbonization while meeting the demand for critical resources globally. Sustainability pathways provide a set of digital solutions to accelerate and scale our customer’s journey in energy transition and decarbonization while optimizing for economics and reliability. These pathways range from well-understood approaches to energy efficiency and emissions reduction, to newer technologies, such as CCUS, the hydrogen economy, and renewable energy, to novel pathways, such as direct air capture, the use of CO2 as feedstock, and plastics circularity.
Using these pathways as guideposts, customers can combine our user-friendly sustainability models with our industrial optimization software to reduce their carbon footprints and jumpstart their efforts in emissions management, renewable energy usage, and more. In addition, our software enables emerging customers in the sustainability space to innovate and scale to reduce time to market with feasible solutions. For example, in the direct-air carbon capture space, emerging players today leverage AspenTech software to de-risk their capital projects and ensure their technical feasibility.
These sustainability pathways help to inform our product innovation. For example, in green hydrogen production and CCUS, our advanced modeling and simulation tools are used to help customers identify the best, most economical and scalable processes, prior to companies committing to significant capital investments, thereby minimizing risks and saving costs.
Industry Solutions
With decades of expertise in our core end markets, we maintain a strong foundation of industry-specific knowledge and experience. This experience, combined with our focus on hiring talent with asset-intensive industry experience and STEM educational backgrounds, as well as our dedication to continuous innovation, provide us with deeper insight into new and existing challenges and opportunities for our customers. We leverage this knowledge in our product development process to develop end-to-end solutions that are tailored for customers’ specific industry use cases. We also place a high priority on developing those products and solutions that can cover the full value chain of specific industries and industry areas, thereby helping our customers to simplify and streamline their overall asset management.

Advanced Technology and Innovation
Our overall approach to innovation is centered around building a pipeline of ideas focused on solving our customers’ biggest challenges. We scan and screen the external environment for innovative ideas while enabling our organization to contribute ideas that have the potential to further evolve our product capabilities.
We recognize that utilizing innovative technology is critical to our ability to deliver the best products and solutions to our customers. As such, we seek to hire and retain top talent across STEM disciplines, which has allowed us to build and maintain what we believe is a best-in-class R&D organization. By cultivating this talent and committing resources to R&D, we can actively engage in research projects around innovative technologies that demonstrate potential for application in our workflows and product suites. We run programs that enable these teams to innovate, including engagements with academia through AspenTech Academy, hack-a-thons and innovation contests during our Technology Summit and carve out portions of their time to work on forward-looking research projects with the mentorship and coaching of our technology leaders.
Examples of this work include the application of AI to create more innovative user experiences within our products. We also actively explore how to broaden our applications to support new user groups and markets, such as industrial data scientists.
We further collaborate with our technology partners to explore emerging technologies. For example, through our established partnership with Microsoft, we are now exploring the potential application of quantum computing technologies with Azure Quantum Elements. We are also engaged in industrial consortiums in the areas of carbon capture and plastic waste management. We believe these technical collaborations can accelerate the innovation of technologies to enable a more sustainable future.
Human Capital Resources
As of June 30, 2024, we had 3,937 employees globally — all playing a key role in enabling our success and partnering with customers to deliver value through our solutions. We are committed to our culture, core values and ongoing investment in our employees’ professional and personal growth.
Management Team
The AspenTech executive leadership team includes individuals with industry leading capabilities and deep domain expertise that allows us to operate successfully at scale and align with our business structure and corporate strategy. Collectively, we have a proven track-record of success in operating at scale and believe the leadership team has experience with the processes and approaches required to support our growth and performance goals.
Diversity, Equity and Inclusion (“DEI”)
At AspenTech, our innovation and expertise are fueled by the diversity of our workforce. We believe novel and impactful ideas emerge when individuals with diverse backgrounds, experiences, and perspectives collaborate. DEI are fundamental initiatives at AspenTech, encompassing company-led programs and employee-driven activities through employee resource groups (“ERGs”).
Our ERGs are dedicated to fostering a positive work environment by promoting diversity, openness, understanding, and inclusiveness. These groups provide an open forum for employees with shared interests and concerns to support one another and serve as a valuable resource for leadership on employee and community interests, needs, and policies. All ERGs are inclusive and welcome participation from both community members and allies.
We understand the essential role of our DEI efforts in the well-being of our employees and their significant contribution to employee development, retention, and recruitment. By emphasizing the importance of diversity in driving innovation, our DEI initiatives underscore our dedication to creating an inclusive and supportive workplace for all.
Talent Management and Development
We are deeply committed to nurturing and enhancing the skills of our employees, with the intention of ensuring they are fully engaged and equipped to develop their careers. Our Leadership Success System of development offers learning opportunities and career development programs that enable our team members to reach their full potential. By investing in our employees' growth, we not only foster individual success but also drive collective progress towards our vision.
Specific examples of our talent development programs include:

•Emerging Leaders Program — This nine-month program is centered around formal MBA-level coursework and helps position future leaders to apply business fundamentals to our strategic initiatives, culminating in a presentation to the CEO and executive team. Since 2018, over half of program participants have been promoted, and we have improved employee retention among this group.
•Leadership 2.0 — This program focuses on building the people skills of management, including motivation, communication, goal development and giving feedback. The program provides a deeper understanding of the differences between management and leadership and how to balance these two skills for a successful career at AspenTech.
•Women in Leadership Program — Through a combination of formal MBA-level coursework, practical application workshops, coaching and mentoring, this 10-month program focuses on increasing visibility and prepares women in leadership roles for their next position. Each team within the cohort proposes a project to the CEO and executive team with the goal of identifying a project sponsor and gaining the resources to see it through.
As of June 30, 2024, of our 3,937 employees, 1,821 were located in the United States. None of our employees in the United States is represented by a labor union; however, labor unions or workers’ councils may represent some of our employees in certain foreign subsidiaries. We have experienced no work stoppages and believe that our employee relations are satisfactory.
Intellectual Property
Proprietary Rights
Our software is proprietary and fundamental to our business. We rely on a combination of copyright, patent, trademark, and trade secret protections granted by laws in the United States and other jurisdictions to protect our software, our brand, and all our proprietary technology from unauthorized access or use. We also include protections in our license agreements and enter into non-disclosure and confidentiality agreements with employees, vendors, and customers to add additional legal protections to our contractual engagements. We restrict access to valuable assets, such as software and source code, and implement a variety of software security measures.
We have obtained or applied for patent protection with respect to some of our intellectual property and have registered or applied to register some of our trademarks in the United States and in selected other countries. As of June 30, 2024, we have 430 issued patents and pending patent applications worldwide. We will continue to develop or acquire new intellectual property and file new applications to protect our ongoing R&D activities and brands. In addition, Emerson provides us with a non-exclusive, perpetual, irrevocable, worldwide, royalty-free license to use certain intellectual property rights owned by Emerson and its subsidiaries.
We actively monitor use of our intellectual property and enforce, and will continue to enforce, our intellectual property rights against infringement, misappropriation, or other violations worldwide as deemed appropriate to protect our businesses. In the United States, we generally maintain our patents for up to 20 years from the earliest effective filing date and maintain our trademark registrations for as long as the trademarks are in use. Additionally, we consider the quality and timely delivery of our products, the services we provide to our customers, and the technical knowledge and skills of our personnel to be important components of our overall portfolio and assets.
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
Our proprietary rights are subject to the risks and uncertainties described under Item 1A. “Risk Factors” below.
Licenses
In connection with the acquisition by our subsidiary, Heritage AspenTech, of Hyprotech Ltd. and related subsidiaries of AEA Technology plc in May 2002 and the consent decree Heritage AspenTech entered into with the Federal Trade Commission in December 2004 to resolve allegations that the acquisition was improperly anticompetitive, Heritage AspenTech and certain of our other subsidiaries entered into a purchase and sale agreement with Honeywell International Inc. and certain of its subsidiaries, pursuant to which Heritage AspenTech sold intellectual property and other assets to Honeywell relating to our operator training business and Heritage AspenTech Hyprotech engineering software products. Under the terms of the transaction, Heritage AspenTech retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license to the Hyprotech engineering software and have the right to continue to develop, license and sell the Hyprotech engineering products.

In March 1982, Heritage AspenTech entered into a System License Agreement with the Massachusetts Institute of Technology (“MIT”) granting Heritage AspenTech a worldwide, perpetual non-exclusive license (with the right to sublicense) to use, reproduce, distribute and create derivative works of the computer program known as “ASPEN” which provides a framework for simulating the steady-state behavior of chemical processes that Heritage AspenTech utilizes in the simulation engine for Heritage AspenTech Aspen Plus product. MIT agreed that Heritage AspenTech would own any derivative works and enhancements. MIT has the right to terminate the agreement if: Heritage AspenTech breaches the agreement and does not cure the breach within 90 days after receiving a written notice from MIT; Heritage AspenTech ceases to carry on its business; or certain bankruptcy or insolvency proceedings are commenced and not dismissed. In the event of such termination, sublicenses granted to Heritage AspenTech customers prior to termination would remain in effect.
University Relationships, Research & Scholarships
For decades, we have actively supported the development of the next generation of engineers and scientists, educating them on the tools used by asset-intensive industries to design, operate, and maintain processes and assets. AspenTech software provides students with insight into the entire lifecycle of a plant with integrated software solutions for engineering operations. Our products and solutions enhance their education by delivering the capabilities they need to translate theoretical concepts into real-life experiences in a hands-on manner. Students use realistic and practical simulated exercises to solve real-world problems and gain the critical skills and expertise needed to succeed in the workforce.
Over 1,300 universities in more than 80 countries utilize AspenTech software, along with more than 140,000 active student users. Through access to our applications and training modules designed specifically for students, we are helping ensure tomorrow’s workforce is knowledgeable in their field and able to apply that knowledge through the latest technology.
Competition
The market for our software solutions is highly competitive and dynamic.
Our competitors include, but are not limited to industrial software companies offering asset optimization software used in the design, optimization, or maintenance of assets; large global, publicly traded industrial automation companies or equipment manufacturers with software portfolios; start-up firms targeting specific applications or utilizing specific technologies; and solutions produced and maintained in-house by our customers.
Some of our current and potential future competitors may have greater financial, technical, marketing, and other resources than us, and some have well-established relationships with current and potential future customers of ours. While we believe we are well positioned to maintain our position in the market, we cannot guarantee that we will be able to compete successfully against existing or future competitors.
We believe our deep domain expertise in the industries we serve, our decades of experience and expertise in modeling, simulation and optimization technologies, our capacity to innovate, and our technical depth are among our key competitive advantages.
Corporate Information
Aspen Technology, Inc. was formed in Delaware in 2021. Our principal executive offices are at 20 Crosby Drive, Bedford, Massachusetts 01730, and our telephone number at that address is (781) 221-6400. Our website address is http://www.aspentech.com. The information on our website is not part of this Annual Report on Form 10-K.
Available Information
We file reports with the Securities and Exchange Commission (the “SEC”), which we make available on our website free of charge. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.    Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely affect our business. If any of the following risks actually occurs, our business, financial condition and results of operations would likely be adversely affected. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment in our common stock.
Risks Related to Our Transaction with Emerson
The integration of Heritage AspenTech, the DGM business and the SSE business has presented and may continue to present challenges that may not result in the anticipated benefits of the Transaction.
We are continuing to integrate a combination of businesses that were operated as independent businesses. Difficulties in the integration process include the following:
•the inability to successfully integrate the businesses, including operations, technologies, products and services, which could result in the anticipated benefits of the Transaction not being realized partly or wholly in the time frame we anticipated or at all;
•lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with AspenTech, or decreasing business with AspenTech;
•the necessity of coordinating geographically separated organizations, systems and facilities;
•unknown liabilities and unforeseen increased expenses, delays or regulatory conditions;
•integrating personnel with diverse business backgrounds and business cultures;
•consolidating and rationalizing information technology platforms, cybersecurity routines and protocols and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure processes and procedures in particular; and
•preserving important relationships of the combined businesses and resolving conflicts that arise.
Furthermore, we have lost and may continue to lose key employees or skilled workers. The loss of key employees and skilled workers could adversely affect our ability to successfully conduct our business because of their experience and knowledge of Heritage AspenTech and the DGM and SSE businesses. In addition, AspenTech could be adversely affected by the diversion of management’s attention and any further delays or difficulties encountered in connection with the integration. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more business segments. To the extent AspenTech has experienced or continue to experience difficulties with the integration process, the anticipated benefits of the Transaction may not be realized fully or at all, or may take longer to realize. These integration matters could adversely affect our business, financial condition and results of operations.
We have incurred and will continue to incur transaction-related costs in connection with the Transaction and the integration of the DGM and SSE businesses.
We have has incurred transaction-related costs in connection with the Transaction and will continue to incur costs in connection with the integration of the DGM and SSE businesses. Many of the expenses that are incurred, by their nature, are difficult to estimate accurately. These expenses could, particularly in the near term, reduce the cost synergies that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in us taking significant charges against earnings.
Emerson could engage in business and other activities that compete with us.
Emerson has agreed in the Stockholders Agreement entered into as part of the Transaction that until 45 days after the occurrence of one of the specified trigger events based on Emerson ceasing to beneficially own more than 50% of our outstanding common stock specified, Emerson will not compete in the business of developing, marketing and selling certain industrial software, subject to certain exceptions.

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
Subject to certain restrictions, Emerson may transfer its shares of our common stock and acquire more shares of our common stock, which could have a negative impact on AspenTech’s stock price or ability to maintain Nasdaq continued listing requirements.
Until May 16, 2024, Emerson previously had been prohibited from transferring its shares of our common stock (other than to a controlled affiliate) unless the transfer was approved by a special committee of our board of directors (the “Board”). However, Emerson now is permitted, subject to certain restrictions, to transfer shares of our common stock, including in public offerings pursuant to registration rights granted by AspenTech. Any such transfer could significantly increase the number of shares of our common stock available in the market, which could cause a decrease in the price of shares of our common stock. In addition, even if Emerson does not transfer a large number of its shares of our common stock into the market, the existence of Emerson’s right to transfer a large number of shares into the market may depress the price of shares of our common stock.
Until May 16, 2024, Emerson previously had been prohibited from acquiring additional shares of our common stock that would have resulted in Emerson having an ownership percentage of our outstanding common stock greater than its ownership percentage as of the closing of the Transaction, subject to certain exceptions. However, Emerson now is permitted, subject to certain restrictions, to acquire or seek to acquire, directly or indirectly, additional shares of our common stock which may have an adverse effect on our ability to maintain Nasdaq continued listing requirements, including requirements with respect to a minimum number of holders of the common stock. If we are unable to maintain compliance with Nasdaq continued listing requirements, we may be delisted from Nasdaq and the price of our stock may decline.
Emerson has the right to purchase additional securities of ours pursuant to certain pre-agreed prices and procedures, which could have a negative impact on our stock price.
Emerson has the option (but not the obligation) to, among other things: (i) purchase additional securities of ours in connection with securities being issued as consideration in a merger and acquisition transaction, or purchase securities of ours in a public offering, or other circumstances where our securities are not being offered for cash by us, in each case at pre-agreed prices without the need for the approval of a special committee of the Board; (ii) purchase additional shares of our common stock up to its percentage maintenance share in connection with the issuance of equity awards or securities of ours pursuant to any “at the market” program, on a quarterly basis and in accordance with pre-agreed prices; and (iii) purchase additional equity securities of ours at pre-agreed prices to maintain Emerson’s ownership of certain percentages of our outstanding common stock during certain cure periods after Emerson’s ownership of our common stock falls below certain thresholds. Any such purchase could significantly increase the number of shares of our common stock outstanding, which could cause a decrease in the price of shares of our common stock. In addition, even if Emerson does not exercise its right to purchase, the existence of such right may depress the price of shares of our common stock.
We are controlled by Emerson and the interests of Emerson may differ from the interests of our other stockholders.
Pursuant to the Stockholders Agreement and based on Emerson’s current ownership interest in us, Emerson has the ability to designate and elect a majority of the directors of our Board. The Board currently has three directors not designated by Emerson and four directors designated by Emerson. The Stockholders Agreement also provides that, for so long as Emerson beneficially owns more than 50% of the outstanding shares of our common stock, to the extent permitted by applicable law, if so requested by Emerson, we will avail ourself of available “Controlled Company” exemptions to the corporate governance listing standards of Nasdaq (in whole or in part, as requested by Emerson) that would otherwise require us to have (i) a majority of the Board consist of independent directors, (ii) a nominating/corporate governance committee that is composed solely of independent directors, and (iii) a compensation committee that is composed solely of independent directors. Emerson has requested that we avail ourself of the exemptions from the requirements that (i) the nominating/corporate governance committee be composed solely of independent directors and (ii) the compensation committee be composed solely of independent directors.

Pursuant to the terms of the Stockholders Agreement, Emerson will have the right to consent to certain material actions we take for so long as it maintains certain ownership percentages, including over certain mergers and acquisitions, sales of assets, incurrences of indebtedness, issuances of securities and the appointment and removal of our Chief Executive Officer. For as long as Emerson beneficially owns a majority of the outstanding shares of our common stock, Emerson also will have control over all other matters submitted to stockholders for majority approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance matters, subject to the terms of the Stockholders Agreement relating to Emerson’s agreement to vote in favor of director nominees not designated by Emerson and to proposals by Emerson to acquire all of the shares of our common stock held by non-Emerson stockholders.
Emerson may have different interests than other holders of our common stock and may make decisions adverse to such holders’ interests, Emerson’s control could delay, deter, or prevent a sale of AspenTech that our other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This control could discourage a potential investor from seeking to acquire our common stock and, as a result, may adversely affect the market price of our common stock.
Certain provisions in the Stockholders Agreement could enable Emerson to benefit from corporate opportunities that might otherwise be available to us.
The Stockholders Agreement has provisions relating to potential corporate opportunities that may be of interest to both us and Emerson. These provisions provide in general that (i) a corporate opportunity offered to any individual who is a director, but not an officer or employee of ours and who is also a director, officer or employee of Emerson will belong to us only if such opportunity is expressly offered to such person solely in his or her capacity as a director of ours and otherwise will belong to Emerson and (ii) a corporate opportunity offered to any individual who is an officer or employee of ours and also is a director, officer or employee of Emerson will belong to us unless such opportunity is expressly offered to such person in his or her capacity as a director, officer or employee of Emerson, in which case it will belong to Emerson. The absence of a duty on the part of Emerson or its affiliates to present corporate opportunities to us could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Emerson to itself or its affiliates (not including us).
Certain historical financial information of the DGM and SSE businesses may not be representative of their results or financial condition if they had been operated separately from Emerson and, as a result, may not be a reliable indicator of future results.
Certain historical financial information of the DGM and SSE businesses included herein has been derived from consolidated and combined financial statements and accounting records of Emerson and reflects all direct costs as well as an allocation of indirect costs based on assumptions and allocations made by Emerson. The financial position, results of operations and cash flows of the DGM and SSE businesses presented may be different from those that would have resulted had such businesses been operated separately from Emerson during applicable periods or at applicable dates. For example, in preparing financial statements of the DGM and SSE businesses, Emerson made cost allocations and corporate expenses deemed to be attributable to such businesses. However, these costs and expenses reflect those attributable to the DGM and SSE businesses operated as part of a larger organization and do not necessarily reflect costs and expenses that would have been incurred by such businesses had they been operated independently. As a result, the historical financial information of the DGM and SSE businesses contained herein may not be a reliable indicator of their future results.
Risks Related to Our Business
Actual or threatened public health crises could materially adversely affect our business.
As a global company, with employees, customers and partners located around the world in a variety of industries, our performance may be impacted by public health crises, such as the COVID-19 pandemic. The emergence of a public health threat could pose the risk that our employees, customers and partners may be prevented from conducting business at full capacity for an indefinite period, due to the spread of disease or action by governmental authorities. These conditions also can affect the rate of spending by customers in industries in which we operate (for example, materially reduced spending budgets due to oil and gas price declines and volatility) and may adversely affect customers’ willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their contracts, cause customers to request contractual concessions, or affect attrition rates, all of which could adversely affect our future sales and operating results. Finally, the conditions may impact our ability to attract and retain employees and may lead to worker shortages, a more geographically distributed workforce, supply chain issues, inflationary pressures, and other labor costs.

We may be unable to hire or retain personnel with the necessary skills to operate and grow our business, which could adversely affect our ability to compete.
Our future success depends upon our ability to attract and retain highly skilled managerial, sales and marketing, technical, financial and administrative personnel necessary to guide our operations and grow our business. The market for this talent is highly competitive. In addition, due to the highly technical nature of our products and services, we must attract and retain highly skilled engineering and development personnel. The technical personnel that we require to develop our products and solutions are in high demand, particularly technical personnel with a combination of AI, domain and real-time application expertise, as there are comparatively fewer persons with those skills. If we are unable to attract and retain technical personnel with the requisite skills, our product and solution development efforts could be delayed, which could adversely affect our ability to compete and thereby adversely affect our revenues and profitability.
In addition, recent inflationary pressure may impact our ability to attract and retain personnel potentially because of a need to increase compensation in certain areas.
All our officers and other United States employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we do not succeed in attracting well-qualified employees or retaining existing employees, our business, financial condition and operating results may be materially adversely affected.
A significant portion of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.
Customers outside of the United States account for a significant portion of our total revenue and will for the foreseeable future. Our operating results attributable to operations outside the United States are subject to various risks, including:
•being subject to a wide variety of complex foreign laws, treaties and regulations and our adjusting to any unexpected changes, or proposed changes, in such laws, treaties and regulations, including climate and local labor laws;
•adverse tax consequences;
•the challenges of managing legal disputes in foreign jurisdictions, including regulatory investigations and actions, lawsuits for breach of contract, and governmental or customer claims;
•difficulties in staffing and managing foreign operations;
•limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;
•longer sales and payment cycles and greater difficulties in collecting accounts receivable in foreign countries;
•costs and difficulties of customizing products in foreign countries’ markets;
•challenges in providing solutions across a significant distance, in different languages and among different cultures;
•laws and business practices favoring local competition;
•strict laws and regulations governing privacy and data security, including the European Union’s General Data Protection Regulation, the United Kingdom’s Data Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, China’s Personal Information Protection Law, Japan’s Law Concerning the Protection of Personal Information, among other similar global laws in locations in which we do business;
•compliance with United States laws affecting activities of United States companies abroad, including sanctions, export controls and the United States Foreign Corrupt Practices Act;
•international trade disputes, tariffs, embargoes, export controls, sanctions and other trade barriers or restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•operating in countries with a higher incidence of corruption and fraudulent business practices;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;

•fluctuations in foreign exchange rates, primarily, as anticipated, in respect of the Euro, Pound Sterling, Japanese Yen, Norwegian Krone, Australian Dollar, Canadian Dollar, Indonesian Rupiah, and Kuwaiti Dinar against the U.S. dollar, and the uncertain efficacy, and cost amount, of any hedging policies undertaken in the future to militate against the adverse effects of such fluctuations;
•rapid changes in government, economic and political policies and conditions; and
•political or civil unrest or instability, acts of war, terrorism or epidemics and other similar outbreaks or events, such as the war between Russia and Ukraine and the Israeli-Hamas conflict.
While we license our products primarily through a direct sales force located throughout the world, we also leverage sales relationships with Emerson and other channel partners to market our products in certain locations. If we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing such operations, which could adversely affect our business, financial condition and results of operations.
The ongoing conflict in Ukraine has caused us to recently suspend commercial operations in Russia, which could result in certain litigation claims and adversely affect our business, financial condition and results of operations.
Due to the conflict between Russia and Ukraine, the United States, the European Union, the United Kingdom and other governments have developed coordinated sanctions and export-control packages. These packages include: comprehensive financial sanctions against major Russian banks (including SWIFT cut off); designations of individuals and entities involved in Russian military activities; additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods and services, including tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, and increased use of “end-use” controls to block or impose licensing requirements on exports. In June 2024, the United States government announced new expanded restrictions that will prohibit the sale, service, maintenance, and support (such as bug fixes and updates) of enterprise management software and design and manufacturing software in the Russian market.
As a result, we recently have suspended all commercial activities in Russia. This includes the discontinuation of the following activities: all commercial discussions with customers, initiating or processing renewals, providing proposals to customers or selling products or services. In addition, we have written-off certain assets that are related to the operations in Russia. We continue to evaluate the impact of the various sanctions and restrictions on our ability to access cash held in Russia. We now classify cash balances that are both held in Russia and in excess of what we estimate will be required to wind down our operations in Russia in fiscal 2025 as restricted cash due to current restrictions impacting our ability to transfer funds from bank accounts located in Russia to other countries, and there is no assurance that we will be able to access this cash in the future. In addition, our inability to perform existing contractual obligations for customers in Russia, such as our inability to provide technical support due to new sanctions and export controls, may expose us to potential litigation, which could adversely affect our business, financial condition and results of operations.
An escalation of the Israeli-Hamas conflict may have a material adverse impact on our business and operations in the region.
We have operations and customers in the Middle East. A further escalation of the current Israeli-Hamas conflict could result in additional armed conflict, terrorist activities, and political or macroeconomic instability in the Middle East region. This, in turn, could cause our customers in the region to reduce their capital expenditures, resulting in a reduction of our sales to such customers. A decline in our sales to our customers in the affected region and any further impact of such conflict or instability on our operations could materially adversely affect our business and operations in the region, financial condition and results of operations.

We have delayed revenue recognition in the past and may in the future be required to delay revenue recognition for portions of our license activity.
If our DGM business is unable to provide professional services under our customer contracts on a timely basis, which has occurred in the past, our license and solutions and professional services revenue recognition may be delayed. This could adversely affect our financial results in a given period. License and solutions and professional services revenue in any quarter depend substantially upon contracts signed and services delivered in that quarter. For integrated solution contracts executed by the DGM business prior to the third quarter of fiscal 2023, we recognize revenue over time, using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete (percentage of completion accounting), until the implementation is complete. For new DGM contracts entered into on or after January 1, 2023, we account for the DGM software license, hardware, maintenance, and professional services as separate and distinct performance obligations and software license revenue is recognized at a point in time when control transfers to the customer. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery, and professional services revenue is recognized over time using percentage of completion accounting. As a result, revenue may be delayed while we meet all of the conditions necessary for revenue recognition.
Due to the nature of how we recognize revenue, if our DGM business is unable to commence and perform its contractual obligations under our integrated solution contracts executed prior to the third quarter of fiscal 2023, our revenue may be deferred into future periods. The ability of the DGM business to perform its contractual obligations is dependent on several factors, including, its ability to hire and retain employees and subcontract to third-party ISPs and customer delays. In addition, changes in the estimates of anticipated costs could impact the timing of revenue recognition under percentage of completion accounting.
Given that revenue is recognized over time under the integrated solution contracts executed by the DGM business prior to the third quarter of fiscal 2023, a portion of the license and solutions revenue we report in each quarter is attributable to agreements entered into during previous quarters. Variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, and may make it challenging for an investor to predict our performance on a quarterly basis and have prevented, and may in the future prevent, us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.
If we fail to increase usage and product adoption by customers of our ENG, MSC, APM, DGM, and SSE product suites, or fail to provide innovative, market-leading solutions, or fail to retain our current customers, we may be unable to implement our growth strategy successfully, and our business could be adversely affected.
Our market position and future growth are largely dependent upon our ability to increase usage and product adoption by customers of our five product suites, and to develop new software products that achieve market acceptance with acceptable operating margins. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. We must continue to enhance our current product offerings and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. If we fail to do so, customers may choose not to renew their contracts with us. Our business and operating results could suffer if we cannot successfully execute our strategy and drive usage and product adoption.
We are implementing an integrated software product strategy across our businesses with differentiated vertical solutions targeted at specific asset-intensive industries. We cannot ensure that our product strategy will result in new and existing products that will meet market needs and achieve significant usage and adoption. If we fail to increase usage and adoption or fail to develop or acquire new software products that meet the demands of our customers or target markets, our operating results and cash flows from operations will grow at a slower rate than we anticipate and our financial condition could suffer.
In addition, we are transitioning our DGM and SSE businesses to token or term license models to provide enhanced flexibility and broader access to our software suite for customers and improve long-term revenue and profitability. Although our management has significant experience in such business model transitions, we may not be successful in such a transition and there is no guarantee that we will achieve the expected results; for example, if our planned model transition is not acceptable to current customers of our DGM and SSE businesses, they may choose not to continue their relationships with us. Further, we may encounter unforeseen expenses, complications and delays in the process of the transition.
Our business could suffer if demand for, or usage of, our software declines for any reason, including declines due to adverse changes in the process and other asset-intensive industries.
If demand for, or usage of, our software solutions declines for any reason, our business, financial condition and results of operations would be adversely affected. These reasons include:

•global supply chain disruptions;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our software solutions;
•technological innovations that our software solutions do not address;
•our inability to release enhanced versions of our software on a timely basis; and
•adverse changes in capital intensive industries or otherwise that lead to reductions, postponements or cancellations of customer purchases of our products and services, or delays in the execution of license agreement renewals in the same quarter in which the original agreements expire.
Because of the nature of their products and manufacturing processes and their global operations, companies in the process and other asset-intensive industries are subject to risk of adverse or even catastrophic environmental, safety and health accidents or incidents and are often subject to changing laws, regulations and standards worldwide. In addition, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other asset-intensive industries have led to consolidations and reorganizations. In particular, a significant percentage of our revenue is derived from companies in the oil and gas sector. In the future, any reduced demand for oil due to macroeconomic factors or other reasons, such as a shift to a greater percentage of renewable energy sources, would likely impact the operating levels and capital spending of certain of these customers. In the past, this has resulted in, and could continue to result in, less predictable and lower demand for our products and services. Additionally, if there are any disruptions to global supply chains in many industries, such as those that have occurred as a result of the COVID-19 pandemic, such disruptions could also impact the operating levels and capital spending of certain of our customers and result in less predictable and lower demand for our products and services. Any lower demand that reduces spending by our customers could impact our operating results in the future.
Unfavorable economic and market conditions or a lessening demand in the market for asset optimization software could adversely affect our operating results.
Our business is influenced by a range of factors that are beyond our control and difficult or impossible to predict. If the market for asset optimization software grows more slowly than we anticipate, demand for our products and services could decline and our operating results could be adversely affected.
Our overall performance depends, in part, on worldwide economic conditions. In the recent past, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies.
Further, the state of the global economy may deteriorate in the future. Customer demand for our products is linked to the strength of the global economy. If weakness in the global economy persists, many customers may change their procurement strategies to delay or reduce their technology purchases. Capital expenditure and operating expense budgetary cycles are inherent in our customers’ procurement strategies. These cycles are often informed by macroeconomic trends. Delay or reduction in our customers’ technology purchases could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because customers experience weak or deteriorating economic conditions, and our business, financial condition and results of operations would likely be adversely affected.
Climate-related, market-driven transition risks may materially adversely affect our business, financial condition and results of operations.
We must anticipate and respond to market and technological changes driven by broader trends such as decarbonization and electrification efforts in response to climate change. Market growth from use of cleaner energy sources, as well as emissions management, energy efficiency, lower greenhouse gas refrigerant usage, and decarbonization efforts are likely to depend in part on technologies not yet deployed or widely adopted. We may not adequately position our businesses for the adoption of technologies such as battery storage solutions, hydrogen use cases in industry, mobility, and power generation, enhanced power grid demand management, CCUS or advanced nuclear power. If this were to be the case, then our business, financial condition and results of operations could be materially adversely affected.

These trends and the relative competitiveness of our product and service offerings will continue to be impacted by uncertain factors, such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies such as carbon taxes, greenhouse gas emission reductions, incentives or mandates for particular types of energy, or policies that impact the availability of financing for certain types of projects.
We may not meet certain commitments, goals and targets or strategies relating to our environmental, social and governance initiatives and policies, which could expose us to potential liabilities, higher costs, reputational damage, and other adverse effects on our business.
In response to a growing customer, investor, employee, governmental, and other stakeholder interest in our environmental, social and governance (“ESG”) practices, we have increased reporting of our ESG programs and performance and have established and announced related commitments, goals or targets. These include those regarding sustainability, greenhouse gas emissions, our net-zero ambition and our commitment to helping our global organization thrive by embracing DEI and providing continuous development opportunities for current and future generations of the workforce. Our ability to achieve these commitments, goals and targets is subject to numerous risks and uncertainties, many of which are outside of our control, such as the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis; competing and evolving economic, policy and regulatory factors; and the ability of suppliers and other to report and meet our targets. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved.
New and enhanced legal and regulatory requirements may be more complex and detailed relative to any sustainability-related measures we are undertaking and may cause an increase in operating expense. Rules for reporting ESG metrics, including ESG-related disclosures that may be required by the SEC or other regulators, are sophisticated, and the implementation and oversight of controls designed to comply with these rules could impose significant costs. Additionally, such rules could result in updates to our previous ESG-related disclosures, which could expose us to liability or harm our reputation. If we fail to achieve any goals, targets or strategies that we set with respect to ESG matters, if we do not comply with new laws or regulations or fail to meet evolving customer, employee, investor, industry or other stakeholder expectations and standards as regards ESG matters, which may differ from one another, or if we are perceived to have not responded appropriately to ESG issues, then we may face legal actions, including: regulatory proceedings; a higher number of pro-ESG proposals put to stockholder votes at annual meetings; the imposition of fines, penalties or other sanctions; adverse publicity; or a decrease in demand from certain customers and, in each case, the price of our stock could decline. Any of these possible results could adversely affect our reputation and our business, financial condition and results of operations.
Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.
Our markets in general are competitive and differ among our five product suites. We face challenges selling our solutions to large companies that have internally developed proprietary software solutions, and we face competition from well-established vendors as well as new market entrants. Many of our current and potential competitors have greater financial, technical, marketing, service, and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees, and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand customer relationships by offering asset optimization software at a discount. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve product offerings and to increase the availability of products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of products.
Competition could significantly impede our ability to sell additional software products and related services on terms favorable to us. Businesses may continue to enhance their internally developed solutions, rather than investing in commercial software such as ours. Our current and potential commercial competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, we may need to decrease the prices for our products to remain competitive. If we are unable to maintain attractive pricing due to competitive pressures, our margins will be reduced and our business, financial condition and operating results will be negatively affected.

Defects or errors in our software products could adversely affect our reputation, impair our ability to sell our products and result in significant costs that could adversely affect our results of operations.
Our software products are complex and may contain undetected defects or errors. We may from time to time detect defects in our products. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in lost or delayed market acceptance and sales of our products; delays in payment to us by customers; product returns; injury to our reputation; diversion of our resources; increased service and warranty expenses or financial concessions; increased insurance costs; and legal claims, including product liability claims. Defects and errors in our software products could result in claims for substantial damages against us and the loss of relationships with certain of our customers which could adversely affect our business, financial condition and results of operations.
Potential strategic transactions could be difficult to consummate and integrate into our operations, and these potential strategic transactions could disrupt our business, dilute stockholder value or impair our financial results.
As part of our business strategy, we from time to time seek to grow our business through acquisitions of, investments in, or partnerships with, new or complementary businesses, technologies or products and services that we believe can improve our ability to compete in our existing customer markets or allow us to enter new markets. The potential risks associated with potential strategic transactions include:
•failure to realize anticipated returns on investment, cost savings and synergies;
•difficulty in assimilating the operations, policies and personnel of an acquired company;
•unanticipated costs or liabilities associated with, or arising from, acquisitions;
•challenges in combining product offerings and entering into new markets in which we may not have experience;
•distraction of management’s attention from normal business operations;
•potential loss of key employees of the acquired company;
•difficulty implementing effective internal controls over financial reporting and disclosure processes and procedures;
•impairment of relationships with customers or suppliers;
•possibility of incurring impairment losses related to goodwill and intangible assets; and
•other issues not discovered in due diligence, which may include product quality or other issues.
Acquisitions and investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our business, operating results and financial condition. Investments in, or partnerships with, immature businesses with unproven track records and technologies have a high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities. We may experience risks relating to the challenges and costs of closing a business combination or investment transaction and the risk that an announced business combination or investment transaction may not close. For example, in August of 2023, we terminated our agreement to acquire Mining Software Holdings Pty Ltd (“Micromine”) due to uncertainty regarding the obtainment of certain regulatory approvals. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

If our goodwill or intangible assets become impaired, then we could be required to record a significant charge to earnings, which could adversely affect our results of operations.
We are required under generally accepted accounting principles to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting unit and intangible assets may not be recoverable include: a significant decline in our stock price for a sustained period; significant negative industry or economic trends; a significant change in our market capitalization relative to our net book value; significant changes in our business strategy; slower growth rates in our operations; significant underperformance relative to historical or projected future operating results; and other materially adverse events that have implications on the profitability of our business. We may be required to record charges to earnings during any period in which an impairment of our goodwill or intangible assets is determined, which could adversely affect our results of operations.
We may be subject to significant expenses and damages because of product-related claims and other litigation.
We may be, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. The amount of damages cannot be predicted with certainty, and one or more successful matters brought against us could materially impact our business, financial condition and results of operations. Such matters, including product-related and stockholder claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us, or result in substantial monetary awards to trial participants, cause a decline in our stock price, and increase insurance and other operational costs.
Claims that we infringe the intellectual property rights of others may be costly to defend or settle and could damage our business.
We cannot be certain that our software and services do not infringe patents, copyrights, trademarks or other intellectual property rights, so infringement claims might be asserted against us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against infringement claims that third parties may assert against them based on use of our software or services. Such claims may be time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all our products. Claims of intellectual property infringement also may require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, financial condition and results of operations could be materially adversely affected if any of these events were to occur.
We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.
Our software is proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We obtain or apply for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We register or apply to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees, customers and other third parties, and restrict third-party access to our software and source code, which we regard as proprietary information. In certain cases, we may provide copies of source code to customers for the purpose of special product customization or may deposit copies of the source code with a third-party escrow agent as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could impact our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights, or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, including with respect to new technologies such as AI, which can affect the scope of enforceability of our intellectual property rights.
Security or data privacy breaches, or disruptions of our information technology systems, and an increasingly complex regulatory landscape could adversely affect our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support various business processes and activities. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; criminal conduct; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at us, our products, customers or third-party service providers.
Despite the implementation of cybersecurity measures (including government security clearances, access controls, data encryption, vulnerability assessments, continuous monitoring, employee training, and maintenance of backup and protective systems), our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. It is possible for such vulnerabilities to remain undetected for an extended period. In addition, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information, including personal information. Should we be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose us to litigation, liability or penalties under privacy laws; material loss of business and revenue; increased cybersecurity protection costs, reputational damage and product failure. The cybersecurity insurance we maintain may be inadequate or may not be available in the future on acceptable terms, or at all.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and elsewhere, including with respect to cross-border data transfers. Compliance with privacy and localization laws and regulations increases operational complexity. For example, new laws in numerous states of the United States governing privacy, data protection and information security have been either enacted or proposed. These state laws may require us to enter into additional contractual provisions with customers and other commercial parties, amend our policies and procedures, and incur new compliance costs. Further, we expect that new laws, regulations and industry standards will continue to be proposed and implemented, and we may be expected to comply with any additional obligations relevant to our business. Failure to comply could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against us by governmental entities or others. We may also incur additional costs to maintain appropriate protections in response to evolving cybersecurity threats, and we may not be able to safeguard against all data security breaches or misuses of data.

Our software products are highly sophisticated and specialized, and a major product failure or similar event caused by defects, cybersecurity incidents or other failures, could adversely affect our business.
We have devoted and will continue to devote significant resources to updating our software products and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Customers use our software to optimize their manufacturing processes and manage asset performance, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. As a result, the impact of a major product failure or similar event could be significant and subject our customers and their operations to cyberattacks and resulting business disruptions and losses. Cybersecurity incidents aimed at our software products could lead to third-party claims resulting from damages caused by our product failures. The potential consequences of a material cybersecurity incident include: financial loss; reputational damage; litigation with third parties; diminution in the value of our investment in research, development and engineering; and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. We seek to cap the liability to which we are exposed in the event of losses or harm to our customers, including those resulting from security incidents, but we cannot be certain that we will obtain these caps or that these caps, if obtained, will be enforced in all instances. Defending any suit based on or related to any data loss or system disruption, regardless of its merit and available cybersecurity insurance coverage, could be costly and divert management’s attention.
Our liquidity and ongoing access to capital could be materially and negatively affected by increased volatility in the financial and securities markets, including increased inflation and interest rates.
Our continued access to sources of liquidity depends on multiple factors, including global macroeconomic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. Increased volatility in the financial and securities markets and inflation and interest rates generally have made access to capital less certain, increasing the cost of obtaining new capital. We may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, including our acquisition strategy, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.
Our inability to maintain or develop our strategic and technological relationships could adversely affect our business.
We have strategic and technological relationships with other companies with which we work to offer complementary solutions and services, market and sell our solutions, and provide technologies that we embed in our solutions. We may not realize the expected benefits from these relationships and such relationships may be terminated by the other party. If these companies fail to perform or if a company terminates or substantially alters the terms of the relationship, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
Risks Related to Our Common Stock
Emerson is our controlling owner, which could discourage takeover attempts. If Emerson ceases to be our controlling owner, anti-takeover provisions contained in our charter and bylaws could impair attempts by a party other than Emerson to acquire a significant number of shares of our common stock.
Emerson and its subsidiaries beneficially own a majority of the shares of our common stock, which could discourage takeover attempts by a third party. Further, our charter and bylaws contain provisions that may delay, deter or discourage another party from acquiring a significant number of shares of our common stock or, if Emerson and its subsidiaries no longer beneficially own a majority of such shares, control of us. Among other things, our charter and bylaws include provisions regarding:
•the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of an unsolicited acquirer;
•the prohibition on us to engage in any business combination with any person who owns 15% or more of our outstanding voting stock (excluding Emerson) (an “interested stockholder”) for a period of three years following the time that such stockholder became an interested stockholder unless certain conditions are met; and

•the ability of our Board to amend our bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt.
These provisions may discourage, if Emerson and its subsidiaries no longer beneficially own a majority of the shares of our common stock, unsolicited takeover proposals that stockholders may consider to be in their best interests. Such provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities, especially if Emerson and its subsidiaries no longer beneficially own a majority of the shares of our common stock.
Our charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our charter, unless our Board consents to an alternative forum, the Delaware Court of Chancery is the exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer, employee or stockholder of us to us or our stockholders; (iii) any action asserting a claim arising under the Delaware General Corporation Law (the “DGCL”), or our charter or bylaws; (iv) any action asserting a claim related to, involving or against us governed by the internal affairs doctrine; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. The foregoing does not apply to claims arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the rules and regulations promulgated thereunder. Our charter provides that unless our Board consents to an alternative forum, the United States federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the rules and regulations promulgated thereunder (together with the provision in the first sentence of this paragraph, the “Forum Selection Provisions”).
The Forum Selection Provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Delaware Court of Chancery and the United States federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Section 22 of the Securities Act creates concurrent jurisdiction for United States federal and state courts over all suits brought to enforce any duty or liability under the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce such provision. If a court were to find such provision to be inapplicable or unenforceable in any action, we may incur additional costs associated with resolving such an action in another jurisdiction, which could adversely affect our business, financial condition and results of operations. Such provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We prioritize risk management as a core component of our overall cybersecurity program. We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and tests those systems pursuant to our cybersecurity policies, processes and practices. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. These efforts include:
•an internal governance structure to identify, assess, and manage cybersecurity risks across the company in an integrated manner.;
•cybersecurity incident management procedures designed to address the monitoring of systems for anomalous activity; identification of threats; assessment, prioritization, and escalation of incidents; response and recovery of systems; and continuous improvement;

•technical controls to help ensure systems are protected from security threats and unauthorized or inappropriate access;
•a vulnerability management and threat intelligence program that is designed to provide threat intelligence information to leadership and impacted business units;
•monitoring and tracking key cybersecurity metrics;
•a third-party risk management program designed to assess and mitigate risks associated with vendors, and other service provider organizations; and
•cybersecurity awareness training for all employees, including additional training for specialized functions.
We partner with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes, including through the use of cybersecurity consultants, to conduct evaluations of our security controls and provide certifications for industry-standard security frameworks, such as ISO27001.
To date, we are not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Refer to the risk factors captioned “Security or data privacy breaches, or disruptions of our information technology systems, and an increasingly complex regulatory landscape could adversely affect our business” and “Our software products are highly sophisticated and specialized, and a major product failure or similar event caused by defects, cybersecurity incidents or other failures, could adversely affect our business” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on us.
Governance
The Audit Committee of our Board reviews and oversees the implementation of our policies and procedures related to cybersecurity risk assessment and management.
Our Chief Security Officer (“CSO”) reports to the Audit Committee periodically on significant cybersecurity incidents and risks, as well as progress made on cybersecurity roadmap initiatives. The CSO also presents to the Board at least annually to address the current threat landscape, our readiness to meet those threats, and cybersecurity priorities and focus areas for the upcoming fiscal year.
The CSO may provide more frequent updates to the Board or the Audit Committee if necessitated by a security incident or other developments. The Audit Committee reports regularly to the Board regarding the committee’s oversight of cybersecurity risk matters.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. In particular, the interim Chief Legal Officer and the CSO co-chair a periodic Cybersecurity Steering Committee (the “Steering Committee”) meeting to help ensure a strategic approach to assessing and mitigating cybersecurity risks. The Steering Committee is charged with:
•providing ownership, oversight, and review of current and future information security risks;
•reviewing, approving, and communicating information security policies, exceptions, standards, and processes to the relevant teams and employees and helping ensure business requirements are represented in Steering Committee discussions;
•reviewing our approach to security initiatives to assess whether it is designed to meet appropriate risk thresholds and regulatory guidelines; and
•providing strategic direction and sponsorship for cybersecurity investments, projects, and services.
The CSO, the interim Chief Legal Officer and the Chief Research & Software Development Officer are responsible for leading the assessment and management of cybersecurity risks. The current CSO has over 20 years of experience in information security.

Item 2.    Properties.
Our principal executive offices are located in leased facilities in Bedford, Massachusetts, to accommodate product development, sales, marketing, operations, finance and administrative functions. The lease for our Bedford executive offices commenced in November 2014 and is scheduled to expire in March 2038. See Note 7, “Leases”, within the consolidated and combined financial statements for additional terms of the Bedford executive office lease.
We also lease office space in Medina, Minnesota and in Houston, Texas to accommodate sales, services, product development functions, marketing, operations, finance and administrative functions. Additionally, we lease office space in the Australia, Bahrain, Brazil, Canada, China, France, Germany, India, Israel, Italy, Japan, Kazakhstan, Korea, Malaysia, Mexico, Norway, Romania, Saudi Arabia, Singapore, Spain, United Arab Emirates, and the United Kingdom, to accommodate sales, services and product development functions.
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
Holders
On August 6, 2024, there were 45 holders of record of our common stock. The number of record holders does not include persons who held common stock in nominee or “street name” accounts through brokers.
Dividends
We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future.
On May 16, 2022, we and certain of our subsidiaries entered into a Borrower Assignment and Accession Agreement (the “Borrower Assignment and Accession Agreement”) relating to the Amended and Restated Credit Agreement dated as of December 23, 2019, as amended from time to time, among Heritage AspenTech, the other loan parties from time to time party thereto, the lenders party thereto, and JPMorgan Chase Bank, National Association (“JPMorgan”), as Administrative Agent (as previously amended, the “Amended and Restated Credit Agreement”).
On June 27, 2024, we terminated the Amended and Restated Credit Agreement and entered into a new Second Amended and Restated Credit Agreement with the other loan parties from time to time party hereto, the lenders party thereto, and JPMorgan, and Administrative Agent (the “Second Amended and Restated Credit Agreement”) with an expiration date of June 27, 2029.
The Second Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments (including dividends) and transactions with affiliates.
In addition, the declaration or payment of a cash or other dividend requires the consent of Emerson under the Stockholders Agreement under certain circumstances.
Any future determination relating to our dividend policy will be made at the discretion of our Board and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board may deem relevant.
Purchases of Equity Securities by the Issuer
On August 1, 2023, we announced that the Board of Directors approved a share repurchase program (the “Share Repurchase Authorization”), pursuant to which an aggregate $300.0 million of our common stock was authorized to be repurchased. During the fourth quarter of fiscal 2024, the Company repurchased 277,913 shares for $56.9 million under the Share Repurchase Authorization. As of June 30, 2024, a total of 1,520,993 shares have been repurchased under the Share Repurchase Authorization for $300.0 million, with the Share Repurchase Authorization being complete. For more details on the Share Repurchase Authorization, refer to Note 14, “Stock Repurchases” to our consolidated and combined financial statements.
The following is a summary of stock repurchases for each month during the fourth quarter of the year ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

	(Dollars In Thousands, Except Shares and per Share Data)
April 1, 2024 to April 30, 2024	93,639	$206.41	93,639	$37,606
May 1, 2024 to May 31, 2024	84,733	207.62	84,733	$20,013
June 1, 2024 to June 30, 2024	99,541	201.06	99,541	—
Total	277,913	$204.86	277,913
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative total return attained by holders of our common stock relative to the cumulative total return delivered by the Nasdaq Composite Index (“Nasdaq Composite”) and Nasdaq Computer Services Index (“Nasdaq Computer Services”). The graph tracks the performance of a $100 investment in our common stock, Nasdaq Composite, and Nasdaq Computer Services Index performance values, assuming the reinvestment of any dividends.
____________
*     The Transaction closed on May 16, 2022. We are presenting this comparison for fiscal 2023 and fiscal 2024, our first two full fiscal years as the new operating company resulting from the Transaction.
Item 6.    [Reserved].
[Reserved].
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our consolidated and combined financial statements and related notes beginning on page 58. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from our expectations.

On May 16, 2022 (the “Closing Date”), the transaction contemplated by the Transaction Agreement and Plan of Merger, dated as of October 10, 2021, as amended by Amendment No. 1, dated as of March 23, 2022, and Amendment No. 2, dated as of May 3, 2022 (as it may be further amended from time to time, the “Transaction Agreement”), was consummated between Heritage AspenTech and Emerson and certain of its subsidiaries, pursuant to which, among other matters, Emerson and its subsidiaries contributed to Heritage AspenTech shareholders $6,014,000,000 in cash and its industrial software business (the “Industrial Software Business”), consisting of, our DGM business and our SSE business in exchange for 55% of our outstanding common stock (on a fully diluted basis). Emerson owns 56% of AspenTech on a fully diluted basis as of June 30, 2024.
In connection with the Transaction, we approved a change to our fiscal year end from September 30 to June 30. References to our fiscal years 2024 and 2023 are to the twelve-month periods ended June 30, 2024 and June 30, 2023, respectively, and to our fiscal year 2022 are to the nine-month period ended June 30, 2022, unless otherwise noted. Refer to Note 1, “Operations” to our consolidated and combined financial statements for additional information.
The Transaction has been accounted for as a business combination in accordance with United States GAAP, with the DGM business and the SSE business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. Accordingly, the historical financial statements of the DGM business and the SSE business are our historical financial statements following the completion of the Transaction. Our historical financial results are not necessarily indicative of future financial results because Heritage AspenTech has only been included since the Closing Date.
Business Overview
We are a global leader in industrial software focused on helping customers in asset-intensive industries address the Dual Challenge. Our solutions address complex environments where it is critical to optimize across the full asset lifecycle - asset design, operation, and maintenance - enabling customers to run their assets safer, greener, longer, and faster. Thousands of companies, ranging from multi-national corporations to start-ups, rely on our software to help them run their assets more profitably, resiliently, and sustainably to meet their operational excellence and sustainability goals.
We help customers solve some of their most critical challenges via our purpose-built software that combines engineering first principles, deep industry domain knowledge, and advanced technologies, such as Industrial AI. We drive significant value creation through our decades of experience in modeling, simulation, and optimization technologies. The operational challenges we help our customers solve include how to maintain maximum efficiency in process operations, manage electrical grids amid the growth in renewable energy sources, ensure supply chain resiliency, reduce carbon emissions, and more.
Our software also enables companies to develop new processes that can be scaled to support the energy transition and a net zero future, such as green hydrogen, biofuels, carbon capture, utilization and storage, and circularity of plastics.
By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the DGM and SSE businesses, we expanded our served markets, augmented our expertise and sales channels, and broadened our portfolio to include five product suites: ENG, MSC, APM, DGM, and SSE. These suites are supported by Inmation, our data platform with advanced capabilities in data contextualization, structuring and cleansing, and enables our customers to better manage their industrial data at scale.
Relationship with Emerson
At the closing of the Transaction, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with Emerson. In addition to that agreement, we also entered into a Commercial Agreement (the “Commercial Agreement”), a Transition Services Agreement (the “Transition Services Agreement”), a Registration Rights Agreement (the “Registration Rights Agreement”) and a Tax Matters Agreement (the “Tax Matters Agreement”) related to certain operations going forward.
Pursuant to the Commercial Agreement, AspenTech granted a subsidiary of Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction and (iii) future AspenTech products as mutually agreed upon by the parties during the term of the Commercial Agreement, in each case, to end-users through such subsidiary of Emerson acting as an agent, reseller or original equipment manufacturer.

Business Segments
Prior to the Transaction, the Industrial Software Business had two operating and reportable segments: the DGM and the SSE business. The Transaction resulted in the creation of a third operating and reportable segment: Heritage AspenTech. During the three months ended September 30, 2022, we completed certain integration activities and changes to our organizational structure that triggered a change in the composition of our operating and reportable segments. As a result, beginning with the interim period ended September 30, 2022, AspenTech is comprised of a single operating and reportable segment. Accordingly, we have restated our operating and reportable segment information for fiscal 2022. Our chief operating decision maker is our President and Chief Executive Officer.
Heritage AspenTech
Heritage AspenTech was founded over 40 years ago with a focus on industrial process efficiency and optimization. As a global leader in asset optimization software, Heritage AspenTech combines decades of modeling and operations expertise with big data, AI, and advanced analytics. Heritage AspenTech’s unique asset lifecycle approach and market-leading solutions help customers achieve new levels of efficiency, accelerate innovation and reduce emissions and waste, without compromising safety.
Heritage AspenTech has developed its applications to design and optimize industrial operations across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Heritage AspenTech is a recognized technology leader in providing process optimization and asset performance management software for each of these business areas. With its mission to digitally transform the industries we serve by optimizing their assets to run safer, greener, longer and faster, Heritage AspenTech is also a global leader in helping companies achieve their sustainability goals while achieving operational excellence.
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
Digital Grid Management Business
Our DGM business offers operational technology (“OT”) solutions that enable electric, gas, and water utilities and asset operators to manage and optimize the digital grid, incorporating all types of generation, industrial cogeneration, transmission, distribution, and microgrids. Utilities, industry, and institutions use DGM solutions to transform and digitize the grid to seamlessly incorporate renewable energy and storage, to achieve reliability, maximize cybersecurity, and minimize peak loading.
Our DGM business’ energy management solution (“EMS”) monitors, controls, and optimizes the increasingly interconnected transmission networks and generation fleets to help manage grid stability and ensure security and regulatory compliance. Our advanced distribution management solution (“ADMS”), distributed energy resource management solution (“DERMS”) and Outage Management offerings provide system resiliency, efficiency, and safety by monitoring, controlling and modeling the distribution network as utilities seek to increase reliability, predict and react to increasingly dynamics supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally.
Subsurface Science & Engineering Business
Our SSE business is a leading provider of geoscience and modeling software for optimization across subsurface engineering and operations. With over 30 years of technology experience in geophysics, petrophysics, geological and reservoir modeling, SSE software empowers decision makers to reduce uncertainty, improve confidence, minimize risk, and support responsible asset management. Used extensively by the global energy industry, SSE solutions also have applications that extend into geothermal energy, and CCUS.
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

Recent Events
On August 1, 2023, we announced that our Board of Directors approved a share repurchase program (the “Fiscal 2024 Share Repurchase Authorization”), pursuant to which an aggregate $300.0 million of our common stock was authorized to be repurchased. As of June 30, 2024, we have repurchased a total of 1,520,993 shares and have completed the Fiscal 2024 Share Repurchase Authorization.
On August 6, 2024, we announced that our Board of Directors approved a new share repurchase authorization, pursuant to which we may repurchase up to $100.0 million in the aggregate of our outstanding shares of common stock, by means of open market transactions, block transactions, privately negotiated transactions or any other purchase techniques, including 10b5-1 trading plans.
In June 2024, the United States government announced new expanded sanctions that will prohibit certain commercial activities with customers in Russia. These expanded restrictions impact the sale, service, maintenance, and support (such as bug fixes and updates) of enterprise management software and design and manufacturing software in the Russian market. As a result, we recently have suspended all commercial activities in Russia. This includes the discontinuation of the following activities: all commercial discussions with customers, initiating or processing renewals, providing proposals to customers or selling products or services, and we have written-off certain assets that are related to the operations in Russia. The impact of the additional sanctions was treated as a modification to existing contracts with customers in Russia in accordance with ASC Topic 606, Revenue from Contracts with Customers. The aggregate impact of the contract modifications resulted in the reversal of $5.5 million of revenue in the fourth quarter of fiscal 2024. The remaining net accounts receivable balance associated with customers in Russia as of June 30, 2024 is not material. We also now classify cash balances that are both held in Russia and in excess of what we estimate will be required to wind down our operations in Russia in fiscal 2025 as restricted cash due to current restrictions impacting our ability to transfer funds from bank accounts located in Russia to other countries. As of June 30, 2024, the restricted cash held in Russia was $11.5 million, which is included within our other non-current assets on the consolidated balance sheets.
Key Components of Operations
Revenue
We generate revenue primarily from the following sources:
License and Solutions Revenue.
We sell our software products to end users primarily under fixed term licenses. We also sell integrated solutions for our DGM software suite to our end users under perpetual software licenses along with professional services and hardware. For customer contracts entered into by the DGM business on or after January 1, 2023 we account for the DGM software license, hardware, maintenance, and professional services as separate and distinct performance obligations. See Note 2, “Significant Accounting Policies” to our consolidated and combined financial statements for more information.
Maintenance Revenue.
We provide customers with technical support, software assurance patch management services and the right to receive any when-and-if available updates to software. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.
Services and Other Revenue.
We provide training and professional services to our customers. Our professional services are focused on implementing our technology in order to improve customers’ plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis. We provide training services to our customers, including on-site, internet-based, and customized training.
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
Cost of Services and Other.
Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing our customers with professional services and training.
Operating Expense
Selling and Marketing Expenses.
Selling and marketing expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to conduct market research to help us better understand our customers and their business needs, in addition to expenses resulting from amortization of intangible assets associated with customer relationships and backlog.
Research and Development Expenses.
Research and development expenses consist primarily of amortization of developed technology, personnel expenses related to the creation of new software products, enhancements, and engineering changes to existing products.
General and Administrative Expenses.
General and administrative expenses include the personnel expenses of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources, and corporate communications, and other costs, such as outside professional and consultant fees, amortization of intangible assets associated with certain purchased software, and the provision for bad debt on accounts receivable.
Restructuring Costs.
We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions have been determined and communicated to the employee. Costs for one-time termination benefits, in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Restructuring costs in prior years were related to the undertaking of certain restructuring transactions in accordance with the restructuring plan attached to the Transaction Agreement to separate the DGM business and the SSE business from Emerson’s other business activities and to consolidate such separated business under a holding company, which was contributed to AspenTech as part of the Transaction.
Other Income and Expenses
Interest Income (Expense), Net.
Interest income is recorded for financing components under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount. Interest income also includes interest earned on our receivable balances under the cash pooling arrangements and debt agreements with Emerson and on the interest-bearing cash balances held at our designated financial institutions worldwide. Interest expense is primarily related to outstanding borrowings under our Second Amended and Restated Credit Agreement prior to the outstanding balance being paid off and payable balances under the cash pooling arrangements and debt agreements with Emerson.
Other (Expense) Income, Net.
Other (expense) income, net is comprised primarily of unrealized gains and losses on foreign currency forward contracts and unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

Benefit for Income Taxes.
Benefit for income taxes is comprised of domestic and foreign taxes. We record interest and penalties related to income tax matters as a component of income tax expense. Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, settlements of tax audits, and assessments and tax law changes. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ.
Change in Fiscal Year
On the Closing Date, we changed our fiscal year end from September 30 to June 30. As a result, our fiscal year 2024 and 2023 results of operations, cash flows, and all transactions impacting stockholders’ equity presented in this Annual Report on Form 10-K are for the twelve-month periods ended June 30, 2024 and 2023, respectively, whereas those same items for our fiscal year 2022 are for the nine-month period ended June 30, 2022, unless otherwise noted.
This Annual Report on Form 10-K also includes unaudited consolidated and combined statements of operations and cash flows for the twelve months ended June 30, 2022; see Note 23, “Transition Period Comparative Data” to our Consolidated and Combined Financial Statements for further information.
The discussion below in the Results of Operations section provides a comparison for the twelve months ended June 30, 2024 and 2023, and for the twelve-months ended June 30, 2023 compared to the twelve-months ended June 30, 2022.
Key Business Metrics
Background
We utilize key business metrics to track and assess the performance of our business. We have identified the following set of appropriate business metrics in the context of our evolving business:
•Annual Contract Value
•Total Contract Value
•Bookings
We also use the following non-GAAP metrics in addition to GAAP measures to track our business performance:
•Free cash flow
•Non-GAAP operating income
We make these measures available to investors and none of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.
Annual Contract Value
ACV is an estimate of the annual value of our portfolio of term license and SMS contracts, the annual value of SMS agreements purchased with perpetual licenses, and the annual value of standalone SMS agreements purchased with certain legacy term license agreements, which have become an immaterial part of our business.
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
As of June 30, 2024, customer agreements representing approximately 84.4% of our ACV (by value) were denominated in U.S. dollars, and excluding the impact of the Russia exit, approximately 85.3% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies.
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
We have suspended all commercial activities in Russia following the recent announcement of expanded commercial sanctions in the country and, as a result, reduced the Russia-based ACV balance by $35.5 million in the fourth quarter of fiscal 2024. ACV grew by approximately 5.4% during fiscal 2024 to $932.9 million as of June 30, 2024, from $884.9 million as of June 30, 2023. Excluding the impact of the Russia exit, ACV grew by approximately 9.4% during fiscal 2024 to $968.4 million as of June 30, 2024.
Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and perpetual SMS agreements, including maintenance and escalation. Our TCV was $3.940 billion as of June 30, 2024, excluding the impact of the Russia exit. Including the impact of the Russia exit, TCV was $3.819 billion as of June 30, 2024. As of June 30, 2023, our TCV was $3.626 billion.
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
The bookings of AspenTech was $1.162 billion and $1.078 billion during the twelve-month period ended June 30, 2024 and 2023, respectively, compared to $937.9 million during the nine-month period ended June 30, 2022, respectively. The change in bookings is primarily related to the timing of renewals.
Non-GAAP Business Metrics
Free cash flow (non-GAAP) excludes certain non-cash and non-recurring expenses and is used as a supplement to net cash provided by operating activities presented on a GAAP basis. We believe that free cash flow (non-GAAP) is a useful financial measure because it permits investors to view our performance using tools that our management uses to gauge progress in achieving goals and as an indication of cash flow that may be available to fund future investments and other capital uses, such as to repay borrowings under our credit facilities or to fund acquisitions or share repurchase authorizations.

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$339,886	$299,209	$28,962
Purchase of property, equipment, and leasehold improvements	(4,432)	(6,577)	(2,263)
Payments for capitalized computer software development costs	(183)	(366)	(508)
Free cash flow (non-GAAP) (1)	$335,271	$292,266	$26,191
__________
(1)     For the interim and annual periods beginning on or after January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses and is used as a supplement to loss from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability.
The following table presents our (loss) income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Twelve-Months Ended June 30,		Nine-Months Ended June 30,	Twelve-Months Ended 2024 Compared to 2023		Twelve-Months Ended 2023 Compared to Nine-Months Ended 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
GAAP (loss) income from operations	$(89,540)	$(183,065)	$36,157	$93,525	(51.1)%	$(219,222)	(606.3)%
Plus:
Stock-based compensation	57,311	84,850	15,763	(27,539)	(32.5)	69,087	438.3
Amortization of intangible assets (1)	486,490	485,486	116,743	1,004	0.2	368,743	315.9
Acquisition and integration planning related fees	1,947	7,556	3,749	(5,609)	(74.2)	3,807	101.5
Non-GAAP income from operations	$456,208	$394,827	$172,412	$61,381	15.5%	$222,415	129.0%
__________
(1)     The Company has increased amortization of intangible assets following the close of the Transaction with Emerson. As a result, the Company expects its amortization of intangibles assets to remain at higher levels for the next several years as the related asset balance is amortized over the respective expected useful lives of the intangible assets.
Results of Operations
A discussion regarding our financial condition and results of operations for the twelve-months ended June 30, 2024 compared to the twelve-months ended June 30, 2023, and for the twelve-months ended June 30, 2023 compared to the twelve-months ended June 30, 2022 is presented below. The following table sets forth the results of operations and the period-over-period percentage change for the twelve-months ended June 30, 2024, 2023, and 2022:

	Twelve-Months Ended June 30,			Twelve-Months Ended 2024 Compared to 2023		Twelve-Months Ended 2023 Compared to 2022
	2024	2023	2022

			(unaudited)	$	%	$	%
	(Dollars in Thousands)
Revenue:
License and solutions	$701,574	$669,185	$322,804	$32,389	4.8%	$346,381	107.3%
Maintenance	345,451	316,911	128,321	28,540	9.0	188,590	147.0
Services and other	80,457	58,082	31,186	22,375	38.5	26,896	86.2
Total revenue	1,127,482	1,044,178	482,311	83,304	8.0	561,867	116.5
Cost of revenue:
License and solutions	270,291	279,564	159,646	(9,273)	(3.3)	119,918	75.1
Maintenance	40,195	36,650	19,265	3,545	9.7	17,385	90.2
Services and other	72,090	57,375	21,005	14,715	25.6	36,370	173.1
Total cost of revenue	382,576	373,589	199,916	8,987	2.4	173,673	86.9
Gross profit	744,906	670,589	282,395	74,317	11.1	388,194	137.5
Operating expenses:
Selling and marketing	490,767	482,656	133,463	8,111	1.7	349,193	261.6
Research and development	206,114	209,347	79,840	(3,233)	(1.5)	129,507	162.2
General and administrative	137,565	161,651	46,496	(24,086)	(14.9)	115,155	247.7
Restructuring costs	—	—	324	—	—	(324)	(100.0)
Total operating expenses	834,446	853,654	260,123	(19,208)	(2.3)	593,531	228.2
(Loss) income from operations	(89,540)	(183,065)	22,272	93,525	(51.1)	(205,337)	(922.0)
Other expense, net	(8,478)	(29,418)	(1,048)	20,940	(71.2)	(28,370)	2,707.1
Interest income, net	54,183	31,917	3,222	22,266	69.8	28,695	890.6
(Loss) income before benefit for income taxes	(43,835)	(180,566)	24,446	136,731	(75.7)	(205,012)	(838.6)
Benefit for income taxes	(34,064)	(72,806)	(17,498)	38,742	(53.2)	(55,308)	316.1
Net (loss) income	$(9,771)	$(107,760)	$41,944	$97,989	(90.9)%	$(149,704)	(356.9)%
The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the twelve-months ended June 30, 2024, 2023, and 2022:

	Twelve Months Ended June 30,
	2024	2023	2022

	(% of Revenue)
Revenue:
License and solutions	62.2%	64.1%	66.9%
Maintenance	30.6	30.4	26.6
Services and other	7.2	5.5	6.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
License and solutions	24.0	26.8	33.1
Maintenance	3.6	3.5	4.0
Services and other	6.4	5.5	4.4
Total cost of revenue	34.0	35.8	41.5
Gross profit	66.0	64.2	58.5
Operating expenses:
Selling and marketing	43.5	46.2	27.7
Research and development	18.3	20.0	16.6
General and administrative	12.2	15.5	9.6
Restructuring costs	—	—	0.1
Total operating expenses	74.0	81.7	54.0
(Loss) income from operations	(7.9)	(17.5)	4.6
Other expense, net	(0.8)	(2.8)	(0.2)
Interest income, net	4.8	3.1	0.7
(Loss) income before benefit for income taxes	(3.9)	(17.2)	5.1
Benefit for income taxes	(3.0)	(7.0)	(3.6)
Net (loss) income	(0.9)%	(10.2)%	8.7%
Revenue
Total revenue for the twelve-month period ended June 30, 2024 increased by $83.3 million, or 8.0%, compared to the twelve-month period ended June 30, 2023. This was primarily due to an increase of $32.4 million in license and solutions revenue, an increase of $28.5 million in maintenance revenue, and an increase of $22.4 million in services and other revenue.
Total revenue for the twelve-month period ended June 30, 2023 increased by $561.9 million, or 116.5%, compared to the twelve-month period ended June 30, 2022. The increase reflected the Heritage AspenTech acquisition pursuant to the Transaction which contributed $760.8 million of revenue during the twelve-month period ended June 30, 2023.
License and Solutions Revenue
License and solutions revenue is primarily derived from the sale of term software licenses by Heritage AspenTech and SSE. License and solutions revenue also included DGM integrated solutions consisting of perpetual or term software licenses sold with professional services and treated as a single performance obligation. License and solutions revenue changes are due to sales to new customers or the loss of existing customers, the timing of multi-year term license renewals, new offerings to existing customers, and the timing of progress on integrated solutions.
The increase in license and solutions revenue of $32.4 million, or 4.8%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, was primarily attributable to new term license orders, offset in part by the reversal of $5.5 million in revenue from customers in Russia due to the recent suspension of commercial activities in Russia.
The increase in license and solutions revenue of $346.4 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, was primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in license and solutions revenue of $366.2 million. License and solutions revenue from SSE increased by $12.9 million, which was primarily driven by an increase in license sales during the twelve-month period ended June 30, 2023. License and solutions revenue from DGM decreased $32.8 million due to customer contracts sold during the twelve-month period ended June 30, 2023 where the related professional services revenue is recognized as a distinct performance obligation, as well as changes in estimates and contract modifications, associated with certain integrated solution projects, which resulted in a reduction of revenue.

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
The increase in maintenance revenue of $28.5 million, or 9.0%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, was primarily due to growth of our base of customer arrangements.
The increase in maintenance revenue of $188.6 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, was primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in maintenance revenue of $193.8 million. Maintenance revenue from DGM increased by $6.8 million due to the completion and timing of certain integrated solution projects, while maintenance revenue from SSE decreased by $12.0 million, primarily attributable to the expiration of certain customers’ maintenance renewals.
Services and Other Revenue
Services and other revenue includes professional services that are not considered part of an integrated software solution, in addition to training services. Time-and-materials contracts are based upon hours worked and contractually agreed-upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost.
The increase in services and other revenue by $22.4 million, or 38.5%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, was primarily due to the timing and volume of professional services engagements, and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation.
The increase in services and other revenue by $26.9 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, was primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in services and other revenue of $26.9 million.
Cost of Revenue
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $9.3 million, or 3.3%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023. License gross profit margin was 61.5% for the twelve-month period ended June 30, 2024, compared to 58.2% for the twelve-month period ended June 30, 2023. The improvement in gross profit margin in fiscal 2024 was due to license and solutions revenue increasing at a greater rate than the related costs.
Cost of license and solutions revenue increased by $119.9 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in cost of license and solutions revenue of $124.0 million. License gross profit margin was 58.2% for the twelve-month period ended June 30, 2023, compared to 50.5% for the twelve-month period ended June 30, 2022. The improvement on gross profit margin in fiscal 2023 was attributable to the Heritage AspenTech acquisition pursuant to the Transaction, which contributed a higher gross profit margin on a weighted average basis as compared to the prior fiscal year.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $3.5 million, or 9.7%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily due to higher compensation costs of $5.4 million related to salaries and benefits. Maintenance gross profit margin was 88.4% during both of the twelve-month periods ended June 30, 2024 and 2023.

Cost of maintenance revenue increased by $17.4 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in cost of maintenance revenue of $21.1 million. This was offset by a $3.8 million decrease in cost of maintenance revenue due to reduced compensation expenses resulting from a prior restructuring. Maintenance gross profit margin was 88.4% during the twelve-month period ended June 30, 2023, compared to 85.0% for the twelve-month period ended June 30, 2022.
Cost of Services and Other Revenue
The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.
Cost of services and other revenue increased by $14.7 million, or 25.6%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily due to the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation. Service and other revenue gross profit margin was 10.4% for the twelve-month period ended June 30, 2024, compared to 1.2% for the twelve-month period ended June 30, 2023. The improvement in gross profit margin in fiscal 2024 was due to services and other revenue increasing at a greater rate than the related costs.
Cost of services and other revenue increased by $36.4 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022, primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in cost of services and other revenue of $36.4 million. Service and other revenue gross profit margin was 1.2% for the twelve-month period ended June 30, 2023 and 32.6% for the twelve-month period ended June 30, 2022.

Gross Profit
Gross profit increased by $74.3 million, or 11.1%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. Gross profit margin increased to 66.1% during the twelve-month period ended June 30, 2024 compared to 64.2% during the twelve-month period ended June 30, 2023, primarily due to licensing and solutions, maintenance, and services and other revenue all increasing at greater rates than their related costs. These revenue increases were primarily due to increases in bookings driven by the timing of renewals.
Gross profit increased by $388.2 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. Gross profit margin increased to 64.2% during the twelve-month period ended June 30, 2023 compared to 58.6% in the twelve-month period ended June 30, 2022 primarily due to the acquisition of Heritage AspenTech pursuant to the Transaction.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $8.1 million, or 1.7%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. The increase was primarily due to higher compensation costs of $13.3 million related to salaries and benefits expenses due to the expansion of our sales capacity in new and existing markets. This was partially offset by a decrease in stock-based compensation of $5.8 million.
Selling and marketing expense increased by $349.2 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. The increase was primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in selling and marketing expense of $355.7 million, primarily related to amortization of intangible assets of $257.8 million. This was partially offset by a decrease of $6.5 million in selling and marketing expenses due to fewer headcount and compensation expenses.
Research and Development Expense
Research and development expense decreased by $3.2 million, or 1.5%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. The decrease was primarily due to a $9.3 million decrease in stock-based compensation and bonus expenses, partially offset by an increase in salaries expense of $7.0 million.

Research and development expense increased by $129.5 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. The increase was primarily due to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in research and development expense of $120.9 million, and an increase of $8.7 million in research and development expenses as a result of greater headcount and compensation expenses.
General and Administrative Expense
General and administrative expense decreased by $24.1 million, or 14.9%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. The decrease was primarily due to lower compensation costs of $13.7 million related to stock-based compensation expense, and a $5.6 million decrease in acquisition and integration expenses.
General and administrative expense increased by $115.2 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. The increase was primarily related to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase in general and administrative expense of $117.6 million, an increase of $2.8 million as a result of greater compensation and consulting expenses, partially offset by a $5.2 million decrease due to reduced personnel and facilities expenses as a result of the Heritage AspenTech acquisition pursuant to the Transaction.
Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $20.9 million, or 71.2%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. This decrease in expense was primarily due to $26.2 million in net realized losses on foreign currency forward contracts in the prior year that were terminated in June 2023. See Note 16, “Derivatives”, to the consolidated and combined financial statements for further discussion of the foreign current forward contracts.
Other expense, net increased by $28.4 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. This increase was primarily related to net realized losses on foreign currency forward contracts.
Interest Income, Net
Interest income, net increased by $22.3 million, or 69.8%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023. The increase was primarily due to an increase in interest income earned on long-term revenue contracts of $9.4 million, an increase in interest income earned on cash and cash equivalent balances of $1.4 million, and a decrease in interest expense of $10.6 million due to the repayment of our term loan facility under the Amended and Restated Credit Agreement in the third quarter of fiscal 2023.
Interest income, net increased by $28.7 million during the twelve-month period ended June 30, 2023 as compared to the twelve-month period ended June 30, 2022. The increase was primarily attributable to the Heritage AspenTech acquisition pursuant to the Transaction, which represented an increase of $26.9 million resulting from interest income earned on our long-term revenue contracts.
Benefit for Income Taxes
The effective tax rate for the periods presented is primarily the result of income earned in the United States taxed at United States federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
Our effective tax rate was 77.7% and 40.3% for the twelve-month periods ended June 30, 2024 and 2023, respectively.
We recognized income tax benefits of $34.1 million for the twelve-month period ended June 30, 2024 compared to $72.8 million for the twelve-month period ended June 30, 2023. Our tax benefit for the twelve-month period ended June 30, 2024 was favorably impacted primarily by the Foreign-Derived Intangible Income (“FDII”) deduction and tax credits, offset by return to provision adjustments and stock-based compensation.

As of June 30, 2024, we maintained a valuation allowance in the United States primarily for deferred tax assets related to state R&D credits. We also maintained a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards and other deferred tax assets because it is more likely than not that a benefit will not be realized. As of June 30, 2024 our total valuation allowance was $16.3 million.
Our effective tax rate was 40.3% and (71.6)% for the twelve-month periods ended June 30, 2023 and 2022, respectively.
We recognized income tax benefits of $72.8 million for the twelve-month period ended June 30, 2023 compared to $17.5 million for the twelve-month period ended June 30, 2022. Our tax benefits for the twelve-month period ended June 30, 2023 was favorably impacted primarily by the FDII deduction, the benefit from the deduction of state taxes, the difference in foreign tax rates, and the change in valuation allowance on certain jurisdictions, offset by Global Intangible Low-Taxed Income (“GILTI”), stock-based compensation, and return to provision adjustment. The tax benefits for the twelve-month period ended June 30, 2022 was favorably impacted primarily by the FDII deduction and the benefit from the remeasurement of state deferred taxes related to the Transaction.
As of June 30, 2023, we maintained a valuation allowance in the United States primarily for certain deferred tax assets related to the investment in a joint venture and on state R&D credits. We also maintained a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards and other deferred tax assets because it is more likely than not that a benefit will not be realized. As of June 30, 2023 our total valuation allowance was $16.0 million.
Liquidity and Capital Resources
Resources
As of June 30, 2024 and 2023, our principal sources of liquidity consisted of $237.0 million and $241.2 million in cash and cash equivalents, respectively.
We believe our existing cash on hand and cash flows generated by operations are sufficient for at least the next 12 months to meet our operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purposes is required beyond existing resources and our Second Amended and Restated Credit Agreement described below, we may not be able to affect a receivable, equity or debt financing on terms acceptable to us or at all.
Amended and Restated Credit Agreement
We had entered into an Amended and Restated Credit Agreement with JP Morgan on December 23, 2019 that provided for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. On June 27, 2024, we terminated the Amended and Restated Credit Agreement and entered into a new Second Amended and Restated Credit Agreement with an expiration date of June 27, 2029. At the time of termination, there were no amounts outstanding under the Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement provides for aggregate borrowing commitments of $200.0 million under a new revolving credit facility, including issuances of letters of credit. The loans made under the Second Amended and Restated Credit Agreement will bear interest at a rate per annum equal to the applicable benchmark rate plus a margin that varies according to a leverage-based grid. The interest rate margin for term benchmark, daily simple SOFR, and SONIA loans ranges from 1.25% to 2.00% per annum, and such margin for ABR and CBR loans ranges from 0.25% to 1.00% per annum. We must also pay a commitment fee quarterly in arrears on the undrawn portion of the Credit Facility, which commitment fee ranges from 0.15% to 0.30% per annum based on our leverage ratio. The Second Amended and Restated Credit Agreement is secured by substantially all of our assets.
As of June 30, 2024, after considering eligible outstanding letters of credit allowable per the Second Amended and Restated Credit Agreement in the aggregate amount of $4.9 million, we had $195.1 million available for borrowing under the Second Amended and Restated Credit Agreement.
For a more detailed description of the Second Amended and Restated Credit Agreement, see Note 12, “Debt” to our consolidated and combined financial statements.

Cash Flows
Operating Cash Flows
Net cash provided by operating activities increased by $40.7 million, or 13.6%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily driven by an increase of $78.2 million in cash provided due to higher income before non-cash charges, partially offset by a decrease of $37.5 million in cash due to unfavorable changes in working capital, primarily due to the timing of contract cycle renewals, billings and the timing of settlement on the foreign currency forward contract in the prior year.
Net cash provided by operating activities increased by $270.2 million during the twelve-month period ended June 30, 2023 as compared to the nine-month period ended June 30, 2022, primarily driven by an increase of $210.9 million in cash provided due to higher income before non-cash charges related to increased amortization as a result of the Transaction, and an increase of $59.4 million in cash due to favorable changes in working capital, primarily due to the timing of contract cycle renewals, and billings.
Investing Cash Flows
Net cash used in investing activities decreased by $81.6 million, or 76.0%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily driven by a decrease of $64.2 million in cash used for business acquisitions related to the Inmation acquisition, and a decrease of $26.2 million in cash used to settle the foreign currency forward contract, partially offset by an increase of $12.5 million in cash used for the asset acquisition of Plantweb Optics Analytics software. For a more detailed description of the asset acquisition of Plantweb Optics Analytics software, see Note 18, “Related-Party Transactions” to our consolidated and combined financial statements.
Net cash used in investing activities decreased by $5.468 billion during the twelve-month period ended June 30, 2023 as compared to the nine-month period ended June 30, 2022, primarily driven by a decrease of $5.499 billion in cash used for business acquisitions related to the Emerson Transaction, partially offset by an increase of $26.2 million in cash used to settle the foreign currency forward contract.
Financing Cash Flows
Net cash used in financing activities decreased by $89.5 million, or 23.3%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily driven by a decrease in funds used for the repayment of the term loan of $276.0 million, and an increase of $21.9 million in cash provided from our cash pooling arrangements with related parties, offset in part by an increase of $200.0 million in cash used for common stock repurchases.
Net cash used in financing activities increased by $6.353 billion during the twelve-month period ended June 30, 2023 as compared to the nine-month period ended June 30, 2022, primarily driven by a decrease of $5.992 billion in cash received related to the Heritage AspenTech acquisition pursuant to the Transaction, and an increase in funds used for the repayment of the term loan of $270.0 million, offset in part by a decrease of $100.0 million in cash used for common stock repurchases.
Free Cash Flows
Free cash flow (non-GAAP) increased by $43.0 million, or 14.7%, during the twelve-month period ended June 30, 2024 as compared to the twelve-month period ended June 30, 2023, primarily driven by an increase in cash flows provided by operating activities.
Free cash flow (non-GAAP) increased by $266.1 million during the twelve-month period ended June 30, 2023 as compared to the nine-month period ended June 30, 2022, primarily driven by an increase in cash flows provided by operating activities.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Year Ended June 30, 2024	Year ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$339,886	$299,209	$28,962
Purchase of property, equipment, and leasehold improvements	(4,432)	(6,577)	(2,263)
Payments for capitalized computer software development costs	(183)	(366)	(508)
Free cash flow (non-GAAP) (2)	$335,271	$292,266	$26,191
__________
(1)     For the interim and annual periods beginning on or after January 1, 2023, we no longer exclude acquisition and integration planning related payments from our computation of free cash flow. Free cash flow for all prior periods presented has been revised to the current period computation methodology.
Contractual Obligations and Requirements
Our contractual obligations, which consist of operating lease commitments for our headquarters and other facilities, royalty obligations, equity method investments, and standby letters of credit and other obligations, were as follows as of June 30, 2024:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

	(Dollars in Thousands)
Contractual Cash Obligations:
Operating leases (1)	$156,888	$14,989	$24,276	$26,871	$90,752
Royalty obligations	14,377	4,479	4,241	4,240	1,417
Equity method investments	6,079	1,889	1,333	1,333	1,524
Other purchase obligations	16,532	13,271	3,162	99	—
Total contractual cash obligations	$193,876	$34,628	$33,012	$32,543	$93,693
Other Commercial Commitments:
Standby letters of credit	32,896	14,051	17,738	1,107	—
Total commercial commitments	$226,772	$48,679	$50,750	$33,650	$93,693
__________
(1)The $156.9 million of contractual obligations includes rent and fixed fees for all of our operating leases, including those not recognized on the consolidated balance sheets.
We are not currently a party to any other material purchase contracts related to future capital expenditures.
The standby letters of credit secured our performance on professional services contracts, certain facility leases and potential liabilities as of June 30, 2024. The letters of credit expire at various dates through fiscal 2029.
The above table does not reflect a liability for uncertain tax positions of $8.3 million as of June 30, 2024. We estimate that none of this amount will be paid within the next year, and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
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
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. We evaluate our contracts with customers to identify the promised goods or services and recognize revenue for the identified performance obligations at the amount we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied, and control has transferred to the customer.
We disaggregate our revenue into three categories: (i) license and solutions, (ii) maintenance and (iii) services and other.
License and solutions
License and solutions revenue is primarily derived from term software licenses. It also includes DGM perpetual and term software licenses sold along with professional services and recognized as revenue in one performance obligation. See Note 3, “Revenue from Contracts with Customers” and Note 21, “Segment and Geographic Information,” to our consolidated and combined financial statements for additional information about our revenue disaggregated by region, and type of performance obligation.
Term software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term.
Prior to the third quarter of fiscal 2023, DGM software licenses were primarily sold with professional services and hardware to form an integrated solution for the customer. The professional services and hardware sold with the license significantly customized the underlying functionality and usability of the software. As such, none of the software license, hardware or professional services were considered distinct within the context of the contract and were therefore considered a single performance obligation. Because the integrated solution had no alternative use to us and we held an enforceable right to payment, revenue was recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. For integrated solution contracts executed prior to the third quarter of fiscal 2023, revenue continues to be recognized over time until the implementation is complete.
At the start of the third quarter of fiscal 2023, we completed a series of business transformation activities relating to DGM products and services in conjunction with its ongoing integration activities. As part of a change in the related go-to-market strategy, we have invested in tools and processes to simplify and streamline the implementation services to significantly reduce the complexity and interdependency associated with our software. In addition, we have identified and trained several third-party implementation service partners to operate autonomously and directly with DGM customers to implement its products.
Accordingly, effective January 1, 2023, following the completion of these business transformation activities, for all prospective DGM contracts entered into after January 1, 2023, we account for the DGM software license, hardware, maintenance, and professional services as separate and distinct performance obligations. Software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term. Hardware revenue is recognized at the point in time when control transfers to the customer, which generally occurs upon delivery. The recognition of maintenance revenue at DGM is unchanged and continues to be recognized ratably over the maintenance term. Professional services revenue is recognized over time (typically one to two years) using the proportional performance method by comparing the costs incurred to the total estimated project costs.

Maintenance
Software maintenance is recognized ratably over the maintenance term and includes technical support, software assurance patch management services and the right to receive any when-and-if available updates to the software. For term software licenses, maintenance is included with the license. For perpetual software licenses, maintenance is initially sold with the license and subsequently sold separately, both primarily on an annual basis. Software maintenance does not significantly modify or otherwise depend on other performance obligations within the contracts and therefore is accounted for as a separate performance obligation. For maintenance sold with the integrated solution, the maintenance term begins once implementation is complete.
Services and other
All of our businesses offer services which consist of professional services and training.
Professional service revenue is provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligation. Professional service revenue is recognized by measuring progress toward the completion of our obligations. We recognize professional services revenue for our T&M contracts based upon hours worked at contractually agreed-upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost. The use of the proportional performance method depends on our ability to reliably estimate the costs to complete a project. Historical experience is used as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.
Training services provided to customers include on-site, internet-based, and customized training. These services are considered separate performance obligations as they do not significantly modify, integrate or otherwise depend on other performance obligations included in a contract. Revenue is recognized as the customer consumes the benefits of the services we provide.
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
We record accounts receivable when we have the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is not yet recognizable and we have a right to invoice or have received consideration, a contract liability is recorded to defer the revenue until recognition is appropriate. If revenue is recognizable in advance of the right to invoice, and the right to consideration is conditional on something other than the passage of time, a contract asset is recorded until invoicing occurs.
We defer unearned maintenance and service revenue when we have the right to invoice, with recognition of the revenue recognized over the support period. Contract assets and contract liabilities are presented net at the contract level for each reporting period.
Payment Terms
We generally receive payment from a customer after the performance obligation related to the term license has been satisfied, and therefore, our contracts with terms greater than one year generally contain a significant financing component. The significant financing component is calculated utilizing an interest rate that derives the net present value of the performance obligations delivered on an upfront basis based on the allocation of consideration. We have instituted a customer portfolio approach in assigning interest rates. The rates are determined at contract inception and are based on the credit characteristics of the customers within each portfolio.
Perpetual software licenses, sold along with professional services and hardware as an integrated solution, generally require payments from the customer aligned with progress milestones in the contract. Payment terms on invoiced amounts are typically net 30 days. We do not offer return rights for our products and services in the ordinary course of business, and contracts generally do not include customer acceptance clauses.
Goodwill and Other Intangibles Impairment Testing
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. We evaluate and test the recoverability of our goodwill for impairment at least annually on May 31 of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. If an initial qualitative assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. An impairment charge would be recorded for the amount by which the carrying value of the reporting unit exceeds the estimated fair value. As of the May 31, 2024 annual impairment testing date, the carrying value of our stockholders’ equity exceeded our market capitalization. No goodwill impairment was recorded for fiscal 2024, 2023, or 2022.
With the exception of certain trade names, all of our identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property, such as patented and unpatented technology and trademarks, customer relationships and capitalized software. Identifiable intangible assets are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable. No intangible assets impairment was recorded for fiscal 2024, 2023, or 2022.
Valuation of Assets and Liabilities Acquired in a Business Combination
Accounting for a business combination requires the excess of the purchase price for an acquisition over the net book value of assets acquired to be allocated to identifiable assets, including intangible assets. We engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets related to the acquisitions of Heritage AspenTech and DGM. This included the use of certain assumptions and estimates, including the projected revenue for the customer relationship and developed technology intangible asset and the obsolescence rate for the developed technology intangible asset. Although we believe the assumptions and estimates to be reasonable and appropriate, they require judgement and are based on experience and historical information obtained from Heritage AspenTech and DGM.

Recent Accounting Pronouncements
Refer to Note 2, “Significant Accounting Policies” to our consolidated and combined financial statements for information about recently adopted and issued accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could adversely affect our business, financial condition and results of operations. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts.
Foreign Currency Risk
During the twelve-months ended June 30, 2024, and 2023, and the ninth months ended June 30, 2022, approximately 14.0%, 9.0%, and 17.0% of our total revenue, respectively, was denominated in a currency other than the U.S. dollar. In addition, certain operating costs incurred outside of the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the twelve-months ended June 30, 2024. Currently, our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Japanese Yen, Norwegian Krone, Australian Dollar, Canadian Dollar, Indonesian Rupiah, and Kuwaiti Dinar.
During the twelve-months ended June 30, 2024 and 2023, and the ninth months ended June 30, 2022, we recorded net foreign currency exchange losses (gains) of $9.1 million, $4.1 million, and $(0.3) million respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated and combined results of operations by approximately $12.3 million and $14.3 million for the twelve-months ended June 30, 2024 and 2023, and $6.0 million for the nine-months ended June 30, 2022.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of June 30, 2024 indicated that a hypothetical 100 basis point increase or decrease in interest rates would have an impact of $1.3 million on the fair value of our investments determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
Investment Risk
We own an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $11.8 million Canadian dollars, or $8.7 million U.S. dollars. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 11.8 million Canadian dollars, or $8.7 million U.S. dollars commitment. As of June 30, 2024, the fair value of this investment was $3.3 million Canadian dollars, or $2.4 million U.S. dollars, representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheets.
Item 8.    Financial Statements and Supplementary Data.
The consolidated and combined financial statements required to be filed, together with the report thereon of KPMG LLP, are presented following Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of our consolidated and combined financial statements, as well as reasonable assurance with respect to safeguarding our assets from unauthorized use or disposition.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and other results of such systems.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2024, our internal controls over financial reporting were effective.
KPMG LLP, an independent registered public accounting firm, audited the consolidated and combined financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting as of June 30, 2024. Its report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspection
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405, 406 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the sections captioned “Proposal One: Election of Directors,” “Executive Officers of the Registrant,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board and Corporate Governance” and is incorporated by reference herein.
Item 11.    Executive Compensation.
Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Human Capital Committee Interlocks and Insider Participation,” “Human Capital Committee Report,” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information required under this Item 12 will appear under the sections entitled “Beneficial Ownership of Common Stock” and “Compensation Discussion and Analysis - Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board and Corporate Governance” and “Related-Party Transactions” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements

Description	Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Boston, MA Firm ID: 185)	56
Consolidated and Combined Statements of Operations for the fiscal year ended June 30, 2024 and 2023, and the nine-month period ended June 30, 2022	58
Consolidated and Combined Statements of Comprehensive (Loss) Income for the fiscal year ended June 30, 2024 and 2023, and the nine-month period ended June 30, 2022	59
Consolidated Balance Sheets as of June 30, 2024 and 2023	60
Consolidated and Combined Statements of Stockholders’ Equity for the fiscal year ended June 30, 2024 and 2023, and the nine-month period ended June 30, 2022	61
Consolidated and Combined Statements of Cash Flows for the fiscal year ended June 30, 2024 and 2023, and the nine-month period ended June 30, 2022	62
Notes to Consolidated and Combined Financial Statements	63
(a)(2)  Exhibits
The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aspen Technology, Inc.:
Opinions on the Consolidated and Combined Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated and combined statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended June 30, 2024 and 2023, and nine months ended June 30, 2022, and the related notes (collectively, the consolidated and combined financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024 and 2023, and nine months ended June 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated and combined financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated and combined financial statements included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over revenue
As discussed in Note 2 to the consolidated and combined financial statements and disclosed in the consolidated and combined statements of operations, the Company recorded $701.6 million of license and solutions revenue for the year ended June 30, 2024, a portion of which related to the Heritage AspenTech business, consisting primarily of term software license sales. In addition, the Company recognized $345.5 million of maintenance revenue for the year ended June 30, 2024, a portion of which related to the Heritage AspenTech business.
We identified the evaluation of sufficiency of audit evidence over term software license and maintenance revenue related to the Heritage AspenTech business as a critical audit matter. Subjective auditor judgment was required to evaluate the nature and extent of procedures obtained over these revenue streams because the Company uses a complex set of manual and automated procedures and systems to generate data to process and record its revenue transactions, including interfaces between multiple information technology (IT) applications. IT professionals with specialized skills and knowledge were also required to assess the Company’s IT systems used in the revenue recognition process.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over term software license and maintenance revenue related to the Heritage AspenTech business. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including certain manual and automated controls related to processing and recording of term software license and maintenance revenue. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of certain general IT controls and IT application controls, including data interfaces and IT system-generated reports used by the Company in its revenue recognition process. On a sample basis, we also tested certain Heritage AspenTech term software license and maintenance revenue transactions by comparing the recorded amounts to underlying documentation, including contracts with customers. In addition, we evaluated the sufficiency of audit evidence obtained over term software license and maintenance revenue for Heritage AspenTech by assessing the results of procedures performed, including the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Boston, Massachusetts
August 13, 2024

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars and Shares in Thousands, Except Per Share Data)
Revenue:
License and solutions	$701,574	$669,185	$278,589
Maintenance	345,451	316,911	103,786
Services and other	80,457	58,082	22,921
Total revenue	1,127,482	1,044,178	405,296
Cost of revenue:
License and solutions	270,291	279,564	125,258
Maintenance	40,195	36,650	15,030
Services and other	72,090	57,375	16,108
Total cost of revenue	382,576	373,589	156,396
Gross profit	744,906	670,589	248,900
Operating expenses:
Selling and marketing	490,767	482,656	108,463
Research and development	206,114	209,347	64,285
General and administrative	137,565	161,651	39,878
Restructuring costs	—	—	117
Total operating expenses	834,446	853,654	212,743
(Loss) income from operations	(89,540)	(183,065)	36,157
Other (expense) income, net	(8,478)	(29,418)	310
Interest income, net	54,183	31,917	3,494
(Loss) income before benefit for income taxes	(43,835)	(180,566)	39,961
Benefit for income taxes	(34,064)	(72,806)	(13,185)
Net (loss) income	$(9,771)	$(107,760)	$53,146
Net (loss) income per common share:
Basic	$(0.15)	$(1.67)	$1.30
Diluted	$(0.15)	$(1.67)	$1.30
Weighted average shares outstanding:
Basic	63,711	64,621	40,931
Diluted	63,711	64,621	41,008
See accompanying notes to these consolidated and combined financial statements.

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Net (loss) income	$(9,771)	$(107,760)	$53,146
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,763)	7,548	289
Pension adjustments, net of tax benefit (provision) of: $(297), $(146), $176	1,066	(524)	807
Total other comprehensive (loss) income	(9,697)	7,024	1,096
Comprehensive (loss) income	$(19,468)	$(100,736)	$54,242

See accompanying notes to these consolidated and combined financial statements.

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$236,970	$241,209
Accounts receivable, net	115,533	122,789
Current contract assets, net	409,177	367,539
Prepaid expenses and other current assets	27,441	27,728
Receivables from related parties	78,483	62,375
Prepaid income taxes	8,462	11,424
Total current assets	876,066	833,064
Property, equipment and leasehold improvements, net	17,389	18,670
Goodwill	8,328,201	8,330,811
Intangible assets, net	4,184,750	4,659,657
Non-current contract assets, net	515,106	536,104
Contract costs	24,903	15,992
Operating lease right-of-use assets	96,034	67,642
Deferred income tax assets	6,989	10,638
Other non-current assets	22,269	13,474
Total assets	$14,071,707	$14,486,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,099	$20,299
Accrued expenses and other current liabilities	100,167	99,526
Due to related parties	47,449	22,019
Current operating lease liabilities	13,125	12,928
Income taxes payable	44,249	46,205
Current contract liabilities	124,312	151,450
Total current liabilities	337,401	352,427
Non-current contract liabilities	27,512	30,103
Deferred income tax liabilities	790,687	957,911
Non-current operating lease liabilities	84,875	55,442
Other non-current liabilities	18,377	19,240
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,367,159 and 64,952,868 shares Outstanding— 63,251,495 and 64,465,242 shares	7	6
Additional paid-in capital	13,277,851	13,194,028
Accumulated deficit	(51,162)	(41,391)
Accumulated other comprehensive (loss) income	(7,261)	2,436
Treasury stock, at cost- 2,115,664 and 487,626 shares of common stock	(406,580)	(84,150)
Total stockholders’ equity	12,812,855	13,070,929
Total liabilities and stockholders’ equity	$14,071,707	$14,486,052

See accompanying notes to these consolidated and combined financial statements.

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Total Stockholders’ Equity
			Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data)
Balance September 30, 2021	$1,777,030	$(5,684)	—	$—	$—	$—	—	$—	$1,771,346
Net loss prior to Transaction	(13,223)	—	—	—	—	—	—	—	(13,223)
Net transfer from Emerson	5,971,995	—	—	—	—	—	—	—	5,971,995
Recapitalization as a result of the Transaction	(7,735,802)	—	64,305,618	6	13,092,917	—	—	—	5,357,121
Net income subsequent to the Transaction	—	—	—	—	—	66,369	—	—	66,369
Other comprehensive income	—	1,096	—	—	—	—	—	—	1,096
Issuances of shares of common stock subsequent to the Transaction	—	—	61,292	—	5,621	—	—	—	5,621
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	—	58,468	—	(5,632)	—	—	—	(5,632)
Stock-based compensation	—	—	—	—	14,664	—	—	—	14,664
Balance June 30, 2022	$—	$(4,588)	64,425,378	$6	$13,107,570	$66,369	—	$—	$13,169,357
Net loss	—	—	—	—	—	(107,760)	—	—	(107,760)
Other comprehensive income	—	7,024	—	—	—	—	—	—	7,024
Issuances of shares of common stock	—	—	365,937	—	36,046	—	—	—	36,046
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	—	161,553	—	(18,588)	—	—	—	(18,588)
Repurchase of common stock	—	—	—	—	(15,850)	—	487,626	(84,150)	(100,000)
Stock-based compensation	—	—	—	—	84,850	—	—	—	84,850
Balance June 30, 2023	$—	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net loss	—	—	—	—	—	(9,771)	—	—	(9,771)
Other comprehensive loss	—	(9,697)	—	—	—	—	—	—	(9,697)
Issuances of shares of common stock	—	—	199,924	1	26,077	—	—	—	26,078
Issuance of restricted stock units and net share settlement relating to withholding taxes	—	—	214,367	—	(19,775)	—	—	—	(19,775)
Repurchase of common stock, inclusive of excise tax liability	—	—	—	—	20,210	—	1,628,038	(322,430)	(302,220)
Stock-based compensation	—	—	—	—	57,311	—	—	—	57,311
Balance June 30, 2024	$—	$(7,261)	65,367,159	$7	$13,277,851	$(51,162)	2,115,664	$(406,580)	$12,812,855
See accompanying notes to these consolidated and combined financial statements.

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Cash flows from operating activities:
Net (loss) income	$(9,771)	$(107,760)	$53,146
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	493,009	491,419	119,930
Reduction in the carrying amount of right-of-use assets	16,073	13,869	5,915
Net foreign currency losses (gains)	9,142	4,079	(306)
Net realized loss on settlement of foreign currency forward contracts	—	26,176	—
Stock-based compensation	57,311	84,850	15,763
Deferred income taxes	(167,342)	(192,926)	(79,021)
Provision for uncollectible receivables	6,238	7,827	794
Other non-cash operating activities	837	(228)	228
Changes in assets and liabilities:
Accounts receivable	4,918	(25,538)	11,204
Contract assets	(22,344)	(21,658)	(78,122)
Contract costs	(9,186)	(10,165)	(4,992)
Lease liabilities	(15,495)	(13,655)	(5,558)
Prepaid expenses, prepaid income taxes, and other assets	(40,309)	7,625	(8,776)
Accounts payable, accrued expenses, income taxes payable and other liabilities	46,476	18,315	(23,674)
Contract liabilities	(29,671)	16,979	22,431
Net cash provided by operating activities	339,886	299,209	28,962
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(4,432)	(6,577)	(2,263)
Proceeds from sale of property and equipment	—	—	91
Payments for business acquisitions, net of cash acquired	(8,273)	(72,498)	(5,571,931)
Net payments for settlement of foreign currency forward contracts	—	(26,176)	—
Payments for equity method investments	(318)	(700)	(24)
Payments for capitalized computer software development costs	(183)	(366)	(508)
Payments for asset acquisitions	(12,500)	—	—
Purchase of other assets	—	(1,000)	(553)
Net cash used in investing activities	(25,706)	(107,317)	(5,575,188)
Cash flows from financing activities:
Issuance of shares of common stock	25,807	36,736	5,702
Repurchases of common stock	(300,000)	(100,000)	—
Payment of tax withholding obligations related to restricted stock	(20,380)	(20,836)	(1,676)
Deferred business acquisition payments	—	(1,363)	(1,200)
Repayments of amounts borrowed under term loan	—	(276,000)	(6,000)
Net transfers from (to) Parent Company	2,008	(19,933)	5,971,995
Payments of debt issuance costs	(1,708)	(2,375)	—
Net cash (used in) provided by financing activities	(294,273)	(383,771)	5,968,821
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12,648)	(16,637)	1,417
Increase (decrease) in cash and cash equivalents and restricted cash	7,259	(208,516)	424,012
Cash, cash equivalents and restricted cash, beginning of period	241,209	449,725	25,713
Cash, cash equivalents and restricted cash, end of period	$248,468	$241,209	$449,725

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$236,970	$241,209	$449,725
Restricted cash in other non-current assets	11,498	—	—
Total cash, cash equivalents and restricted cash	$248,468	$241,209	$449,725

Supplemental disclosure of cash flow information:
Income taxes paid, net	$130,042	$79,819	$84,997
Interest paid	$5,203	$13,615	$237
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(325)	$(915)	$(363)
Lease liabilities arising from obtaining right-of-use assets	$42,050	$1,345	$280

See accompanying notes to these consolidated and combined financial statements.

Table of Contents	ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Aspen Technology, Inc., together with its subsidiaries (“AspenTech” or “Company”), is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company’s unique combination of product capabilities and deep domain expertise and award-winning innovation, customers across diverse end markets in asset-intensive industries can improve their operational excellence while achieving sustainability goals.
On October 10, 2021, Emerson Electric Co. (“Emerson” or “Parent Company”) entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included the Digital Grid Management business (“DGM”) and the Geological Simulation Software business (“GSS”), which the Company has renamed as Subsurface Science & Engineering (“SSE”). The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owns 56% of AspenTech on a fully diluted basis as of June 30, 2024.
The Company had revenue from customers in 117 countries during fiscal 2024.
Basis of Presentation
The accompanying consolidated and combined financial statements include the accounts of Aspen Technology, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has prepared the accompanying consolidated and combined financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).
The Transaction was accounted for as a business combination in accordance with GAAP, with the Industrial Software Business treated as the “acquirer” and Heritage AspenTech treated as the “acquired” company for financial reporting purposes. On the Closing Date, the Company changed its fiscal year end from September 30 to June 30. The consolidated and combined financial statements for the years ended June 30, 2024 (“fiscal 2024” or “fiscal year 2024”) and 2023 (“fiscal 2023” or “fiscal year 2023”) comprise the results of the Industrial Software Business and Heritage AspenTech. The consolidated and combined financial statements for the nine-months ended June 30, 2022 comprise the results of the Industrial Software Business and include the results of Heritage AspenTech from the Closing Date through June 30, 2022 (“fiscal 2022” or “fiscal year 2022”). This Annual Report on Form 10-K also includes an unaudited consolidated and combined statements of operations and cash flows for the comparable period of July 1, 2021 to June 30, 2022; see Note 22, “Transition Period Comparative Data” for further information.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. The actual results that the Company experiences may differ materially from its estimates.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.
Russia
Due to the conflict between Russia and Ukraine, the United States, the European Union, the United Kingdom and other governments, have developed coordinated sanctions and export-control packages. These packages include: comprehensive financial sanctions against major Russian banks (including SWIFT cut off); designations of individuals and entities involved in Russian military activities; additional designations of Russian individuals including but not limited to those with significant business interests and government connections; and enhanced export controls and trade sanctions targeting Russia’s imports of a wide range of goods and services as a whole, including tighter controls on exports and reexports of items previously subject to only a low level of control, stricter licensing policy with respect to issuing export licenses, or increased use of “end-use” controls to block or impose licensing requirements on exports. In June 2024, the United States government announced new expanded restrictions that will prohibit the sale, service, maintenance, and support (such as bug fixes and updates) of enterprise management software and design and manufacturing software in the Russian market.

As a result, the Company recently has suspended all commercial activities in Russia. This includes the discontinuation of the following activities: all commercial discussions with customers, initiating or processing renewals, providing proposals to customers or selling products or services. In addition, the Company has written-off certain assets that are related to the operations in Russia. The impact of the additional sanctions was treated as a modification to existing contracts with customers in Russia in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The aggregate impact of the contract modifications resulted in the reversal of $5.5 million of revenue in the fourth quarter of fiscal 2024. The remaining net accounts receivable balance associated with customers in Russia as of June 30, 2024 is not material.
The Company also now classifies cash balances that are both held in Russia and in excess of what it estimates will be required to wind down our operations in Russia in fiscal 2025 as restricted cash due to current restrictions impacting the Company’s ability to transfer funds from bank accounts located in Russia to other countries. As of June 30, 2024, the restricted cash held in Russia was $11.5 million, which is included within other non-current assets on the consolidated balance sheets.
2. Significant Accounting Policies
(a)     Revenue Recognition
In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration to which they are entitled. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied, and control has transferred to the customer.
The Company disaggregates its revenue into three categories: (i) license and solutions, (ii) maintenance and (iii) services and other.
License and solutions
License and solutions revenue is primarily derived from the sale of term software licenses. It also includes revenue derived from the sale of perpetual and term software licenses, along with professional services, sold by DGM. See Note 3, “Revenue from Contracts with Customers” and Note 21, “Segment and Geographic Information,” for additional information about the Company’s revenue disaggregated by region and type of performance obligation.
Term software license revenue is recognized at a point in time when control transfers to the customer, which generally aligns with the first day of the contractual term.
Prior to the third quarter of fiscal 2023, DGM software licenses were primarily sold with professional services and hardware to form an integrated solution for the customer. The professional services and hardware sold with the license significantly customized the underlying functionality and usability of the software. As such, none of the software license, hardware or professional services were considered distinct within the context of the contract and were therefore considered a single performance obligation. Because the integrated solution had no alternative use to the Company and the Company held an enforceable right to payment, revenue was recognized over time (typically one to two years) using an input measure of progress based on the ratio of actual costs incurred to date to the total estimated cost to complete. For integrated solution contracts executed prior to the third quarter of fiscal 2023, revenue continues to be recognized over time until the implementation is complete.
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
Maintenance
Software maintenance revenue is recognized ratably over the maintenance term and includes technical support, software assurance patch management services and the right to receive any when-and-if available updates to the software. For term software licenses, maintenance is included with the license. For perpetual software licenses, maintenance is initially sold with the license and subsequently sold separately, both primarily on an annual basis. Software maintenance does not significantly modify or otherwise depend on other performance obligations within the contracts and therefore is accounted for as a separate performance obligation. For maintenance sold with an integrated solution by DGM., the maintenance term begins once implementation is complete.
Services and other
Services and other revenue is derived from the sale of professional services and training.
Professional service revenue, when not sold as part of an integrated solution by DGM, is provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligation. Professional service revenue is recognized by measuring progress toward the completion of the Company’s obligations. The Company recognizes professional services revenue for its T&M contracts based upon hours worked at contractually agreed-upon hourly rates. Fixed-price engagements recognize revenue using the proportional performance method by comparing the costs incurred to the total estimated project cost. The use of the proportional performance method depends on the Company’s ability to reliably estimate the costs to complete a project. Historical experience is used as a basis for future estimates to complete current projects. Additionally, the Company believes that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.
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
Contract Assets and Contract Liabilities
Payment terms and conditions vary by contract type. Terms generally include a requirement of payment annually over the term of the license arrangement. During the majority of each customer contract term, the amount invoiced is generally less than the amount of revenue recognized to date, primarily because the Company transfers control of the performance obligation related to the software license at the inception of the contract term, and the allocation of contract consideration to the license performance obligation is a significant portion of the total contract consideration. Therefore, the Company’s contracts often result in the recording of a contract asset throughout the majority of the contract term. The Company records a contract asset when revenue recognized on a contract exceeds the billings.
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
Payment Terms
The Company generally receives payment from a customer after the performance obligation related to the term license has been satisfied, and therefore, its contracts with terms greater than one year generally contain a significant financing component. The significant financing component is calculated utilizing an interest rate that derives the net present value of the performance obligations delivered on an upfront basis based on the allocation of consideration. The Company has instituted a customer portfolio approach in assigning interest rates. The rates are determined at contract inception and are based on the credit characteristics of the customers within each portfolio.
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
(c)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, contract assets, and accounts receivable. The Company’s cash is held in financial institutions and its cash equivalents are invested in money market funds that the Company believes to be of high credit quality.
Concentration of credit risk with respect to contract assets and accounts receivables is limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company assesses the financial strength of the Company's customers. The Company does not require collateral or other security in support of its contact assets and accounts receivables. As of June 30, 2024 and 2023, the Company had no customer receivable balances that represented 10% or more of its total accounts receivable.

(d)    Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Effective June 30, 2024, the Company now also now classifies cash balances that are both held in Russia and in excess of what it estimates will be required to wind down its operations in Russia in fiscal 2025 as restricted cash due to current restrictions impacting the Company’s ability to transfer funds from bank accounts located in Russia to other countries. Restricted cash is included within other non-current assets on the consolidated balance sheets. As of June 30, 2024, the restricted cash held in Russia was $11.5 million.
(e)    Foreign Currency Translation
The determination of the functional currency of subsidiaries is based on the subsidiaries’ financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not the Company’s reporting currency are credited or charged to accumulated other comprehensive loss included in stockholders’ equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated and combined statements of operations as incurred as a component of other (expense) income, net. There were net foreign currency transaction and remeasurement losses of $9.1 million, gains of $4.1 million, and losses of $0.3 million in fiscal 2024, 2023, and 2022, respectively.
(f)    Fair Value Measurement
ASC 820, Fair Value Measurement, establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or through market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as Business-developed future cash flow estimates, and are considered the least reliable.
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
Computer Software Developed for Internal Use
Computer software developed for internal use is capitalized in accordance with ASC 350-40, Intangibles Goodwill and Other—Internal Use Software. The Company capitalizes costs incurred to develop internal-use software during the application development stage after determining software technological requirements and obtaining management approval for funding projects probable of completion. In fiscal 2024, 2023 and 2022, there were no capitalized direct labor costs associated with the Company’s development of software for internal use.
Computer Software Developed for Sale
Computer software developed for sale is capitalized in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. Capitalization of computer software development costs begins upon establishing technological feasibility defined as meeting specifications determined by the program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Total computer software costs capitalized and total amortization expense charged to operations were not material for fiscal 2024, 2023 or 2022.
Amortization Expense
All of the Company’s identifiable finite-lived intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Amortization expenses associated with developed technology and capitalized costs relating to computer software developed for sale are included in cost of revenue, while amortization expenses associated with customer relationships and backlog are included in the selling and marketing. Amortization expenses associated with computer software developed for internal use are included in each respective financial statement caption based on which business function the software is attributable to. Each period, the Company evaluates the estimated remaining useful lives of intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets are removed from the accounts when fully amortized and no longer in use.
(i)    Property, Equipment and Leasehold Improvements
The Company records investments in leasehold improvements and equipment at cost. Depreciation is recorded using the straight-line method over the estimated service lives, which for equipment is three years to 10 years and for leasehold improvements, is the remaining term of the lease or the life of the underlying asset, whichever is shorter.
(j)    Impairment Assessment
Finite-lived Intangible Assets and Long-lived Assets
The Company evaluates finite-lived intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Goodwill and Indefinite-lived Intangible Assets
The Company evaluates and tests the recoverability of its: (i) goodwill, and (ii) indefinite-lived intangible assets (which consists entirely of the trademark associated with the Transaction), for impairment at least annually on May 31 of each fiscal year or more often if and when circumstances indicate that goodwill or the indefinite-lived intangible asset may not be recoverable. The Company first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit or fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company determines based on this assessment that it is more likely than not that the fair value of a reporting unit or fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company performs the impairment test. The first step requires the Company to determine the fair value of the reporting unit or fair value of an indefinite-lived intangible asset and compare it to the carrying amount of the reporting unit, including goodwill, or carrying amount of the indefinite-lived intangible asset. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its fair value, the goodwill of the reporting unit is impaired or the indefinite-lived intangible asset is impaired.
There were no impairments of intangible assets, long-lived assets or goodwill during fiscal 2024, 2023 and 2022, respectively.
(k)    Leases
The Company leases offices and equipment under operating lease arrangements. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheets and are recorded as short-term lease expense. The discount rate used to calculate present value is the Company’s incremental borrowing rate based on the lease term and the economic environment of the applicable country or region.
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
(l)    Derivatives and Hedging
The Company previously utilized derivative instruments to manage exposures to foreign currency exchange rate risks. The primary objective of holding derivatives was to reduce the volatility of cash flows associated with changes in foreign currency exchange rates.
The Company accounts for derivative transactions in accordance with ASC Topic 815, Derivatives and Hedging, and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company’s foreign currency forward contracts as described in Note 16 “Derivatives” did not qualify for hedge accounting. Accordingly, the changes in fair value of the derivative transactions are presented in earnings.
(m)    Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income and its components for fiscal 2024, 2023 and 2022 are disclosed in the accompanying consolidated and combined statements of comprehensive (loss) income.
(n)    Accounting for Stock-Based Compensation
Substantially all stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

(o)    Income Taxes
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
The Company does not provide deferred taxes on unremitted earnings of foreign subsidiaries since they intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to its consolidated and combined financial position or results of operations. The Company is continuously subject to examination by the Internal Revenue Service (the “IRS”), as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with provisions of ASC 740, an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. The Company accounts for interest and penalties related to uncertain tax positions as part of the provision for income taxes.
(p)    Loss Contingencies
The Company accrues estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. The Company believes it has sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.
(q)    Research and Development Expense
The Company charges research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
(r)    Net Parent Investment
The net parent investment balance included in the consolidated balance sheets represents Emerson’s historical investment in the Industrial Software Business, the Industrial Software Business’s accumulated net earnings after income taxes, and the net effect of transactions with Emerson prior to the Transaction.
(s)    New Accounting Pronouncements Adopted in Fiscal 2024 and 2023
There were no new accounting pronouncements adopted in fiscal 2024 and 2023.
(t)    Recently Issued Accounting Pronouncements
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
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
The contract assets are subject to credit risk and reviewed in accordance with ASC 326, Financial Instruments-Credit Losses. The Company monitors the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. The Company recognizes an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions. The potential impact of credit losses on contract assets was immaterial as of June 30, 2024. The Company’s contract assets and contract liabilities were as follows as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	(Dollars in Thousands)
Contract assets	$924,283	$903,643
Contract liabilities	(151,824)	(181,553)
Net contract assets	$772,459	$722,090
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during fiscal 2024 was primarily due to greater revenue recognition as compared to billings. Revenue recognized during fiscal 2024 included $123.3 million that was included in the beginning contract liability balance.
Contract Costs
The Company pays commissions for new product sales and implementation services as well as for renewals of existing contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales or implementation services, and therefore, a portion of the commissions paid for new contracts and implementation services relate to future renewals and are therefore deferred and amortized over an estimated period of benefit of four years to eight years.
The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and maintenance performance obligations, including assumed renewals. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to maintenance are capitalized and amortized on a straight-line basis over a period of four years to eight years for new contracts, reflecting the Company’s estimate of the expected period that they will benefit from those commissions.

Amortization of capitalized contract costs is included in selling and marketing expenses in the Company’s statement of operations.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of June 30, 2024 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2025	2026	2027	2028	2029	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$189,332	$54,100	$19,444	$9,620	$2,428	$1,897	$276,821
Maintenance	315,015	217,528	160,071	104,419	57,933	23,337	878,303
Services and other	90,574	37,557	16,296	7,234	335	133	152,129
Total	$594,921	$309,185	$195,811	$121,273	$60,696	$25,367	$1,307,253
Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for fiscal 2024, 2023 and 2022:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Heritage AspenTech	$785,734	$760,802	$173,810
SSE	122,565	120,092	88,272
DGM	219,183	163,284	143,214
Total	$1,127,482	$1,044,178	$405,296
The Company did not have any customers that accounted for 10 percent or more of the Company’s revenues for fiscal 2024, 2023 and 2022, respectively.
4.    Acquisitions
inmation Software GmbH (“Inmation”)
On August 29, 2022, the Company completed the acquisition of Inmation for total cash consideration of $87.2 million. The purchase price consisted of $78.9 million of cash paid at closing and an additional $8.3 million in indemnification holdbacks, which was paid on August 18, 2023. The total cash acquired from Inmation was approximately $6.4 million resulting in a net cash payment of $72.5 million. The Company recognized goodwill of $63.0 million (none of which is expected to be tax deductible) and identifiable intangible assets of $31.5 million, primarily consisting of developed technology and customer relationships, with a useful life of approximately five years for developed technology and seven years for customer relationships.
Prior to the closing date, Inmation was considered a related party to AspenTech as Emerson, through one of its subsidiaries, held an equity-method investment in Inmation. At the time of close, $17.6 million was paid to Emerson in exchange for all of its shares in Inmation, with another $1.9 million paid for an indemnification holdback 12 months after the close on August 18, 2023.
Heritage AspenTech
On October 10, 2021, Emerson entered into the Transaction with Heritage AspenTech to contribute the Industrial Software Business comprised of DGM and SSE, along with $6.014 billion in cash, to create AspenTech. On the Closing Date, Emerson owned 55% of the outstanding common shares of AspenTech on a fully diluted basis, while the stockholders of Heritage AspenTech owned the remaining 45%. The acquisition-date fair value of the purchase consideration totaled $11.188 billion, which was determined as follows:

Consideration Transferred
(in thousands)
Fair value of Heritage AspenTech common stock (66,662,482 common shares)	$11,085,971
Stock-based compensation awards attributable to pre-combination service	102,305
Total purchase consideration	$11,188,276
The fair value of the shares of Heritage AspenTech common stock was determined based on the closing market price of Heritage AspenTech common stock on the Closing Date. The Company also replaced Heritage AspenTech equity awards with AspenTech equity awards. As a result, the portion of the aggregate fair-value of the replacement awards attributable to the pre-combination service period was included in the computation of the fair value of consideration transferred. See Note 13, “Stock-Based Compensation”. Of the total cash contribution of $6.014 billion made by Emerson to the Industrial Software Business, $5.846 billion was paid in cash to the holders of Heritage AspenTech common stock at $87.69 per share (on a fully diluted basis), with $168.3 million of cash remaining on AspenTech’s consolidated balance sheets as of the Closing Date which is not included in the allocation of purchase consideration above. Additionally, the holders of Heritage AspenTech common stock received 27,998,104 shares of AspenTech common stock, with an aggregate fair value of $5.240 billion.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on the Closing Date:

Fair Value
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
Of the $4.391 billion of acquired intangible assets, $430.0 million was assigned to registered trademarks that are not subject to amortization and were recognized at fair value on the acquisition date. The remaining $3.961 billion of acquired intangible assets are being amortized straight-line over their estimated useful lives. The definite-lived intangible assets include acquired developed technology of $1.350 billion (10-year useful life), customer relationships of $2.301 billion (15-year useful life), and backlog of $310.0 million (three-year useful life).
The $7.223 billion of goodwill is attributable primarily to expected synergies and the assembled workforce. $34.0 million of the goodwill is expected to be deductible for income tax purposes. During the year ended June 30, 2023, the Company recorded purchase price allocation adjustments that increased goodwill by $1.7 million.
Heritage AspenTech’s revenue and earnings included in the Company’s consolidated and combined statement of operations from the acquisition date to the period ending June 30, 2022 are $173.8 million and $71.8 million, respectively.
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

	Nine Months Ended June 30, 2022	Year Ended September 30, 2021

	(Dollars in Thousands)
Total revenue	$819,098	$1,031,065
Net income (loss)	$18,193	$(55,410)
5.    Intangible Assets
Intangible assets consist of the following as of June 30, 2024 and 2023:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

June 30, 2024:	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(537,492)	(17,931)	(724,270)	(10,123)	(1,289,816)
Net carrying amount	$1,366,107	$446,469	$2,358,271	$13,903	$4,184,750

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

June 30, 2023:	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$11,526	$5,462,066
Less: Accumulated amortization	(341,964)	(13,821)	(437,673)	(8,951)	(802,409)
Net carrying amount	$1,561,635	$450,579	$2,644,868	$2,575	$4,659,657
Of the total intangible assets net carrying amount of $4.2 billion as of June 30, 2024, $430.0 million relates to the registered trademarks associated with the Transaction that are not subject to amortization.
Total intangible asset amortization expense for fiscal 2024, 2023 and 2022 was $487.2 million, $485.9 million and $116.7 million, respectively.
Based on intangible asset balances as of June 30, 2024, expected future amortization expense is as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2025	$474,504
2026	384,110
2027	383,826
2028	375,160
2029	362,344
Thereafter	1,774,806
Total	$3,754,750
6.    Goodwill
The changes in the carrying amount of goodwill during fiscal 2024 and 2023 were as follows:

Carrying Value
(Dollars in Thousands)
Balance, June 30, 2022	$8,266,809
Acquisition of Inmation	63,026
Purchase accounting adjustment from Heritage AspenTech acquisition	1,684
Foreign currency translation	(708)
Balance, June 30, 2023	$8,330,811
Foreign currency translation	(2,610)
Balance, June 30, 2024	$8,328,201

7.    Leases
The Company has operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. The Company determines whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. The Company recognizes lease expense on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of less than one year to approximately 14 years, some of which include options to extend the leases for up to five years, and some of which include the option to terminate the leases upon advanced notice of 60 days or more. If the Company is reasonably certain they will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.
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
The Company accounted for the Lease Amendment as a lease modification. Accordingly, the right-of-use assets and lease liabilities were remeasured using an incremental borrowing rate at the date of modification. This lease modification resulted in the recording of an additional right-of-use asset and lease liability of $32.9 million recognized on the consolidated balance sheets as of the date of modification, which was reflected net of a $25.4 million leasehold improvement incentive to be reimbursed to the Company by the landlord under the Lease Amendment as of the date of modification. As invoices are paid by the Company during construction of the improvements, the Company will increase the balances of the lease liability and construction-in-process assets, which is included within property, equipment and leasehold improvements, net in the consolidated balance sheets. When placed into service, the construction-in-process assets will be reclassified to leasehold improvements and depreciated over the shorter of the remaining term of the lease or the life of the underlying asset.
Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for fiscal 2024, 2023, and 2022 were as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Operating lease expense	$19,718	$17,417	$4,769
Variable lease expense	$1,247	$813	$518
Short term lease expense	$575	$125	$723
The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	(Dollars in Thousands)
Operating lease right-of-use assets	$96,034	$67,642
Current operating lease liabilities	$13,125	$12,928
Non-current operating lease liabilities	$84,875	$55,442
The weighted-average remaining lease term for operating leases was eleven years and nine years and the weighted-average discount rate was 4.0% and 3.0% as of June 30, 2024 and 2023, respectively.

The following table represents the future maturities of the Company’s operating lease liabilities as of June 30, 2024:

Year Ending June 30,	(Dollars in Thousands)
2025	$13,330
2026	10,165
2027	14,111
2028	13,822
2029	13,049
Thereafter	90,752
Total lease payments	155,229
Less: imputed interest	(32,238)
Less: leasehold improvement incentives to be utilized	(24,991)
Total lease maturities	$98,000
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)

	(Dollars in Thousands)
June 30, 2024
Money market funds (cash equivalents)	$129,710	$—
Equity method investments	$—	$2,437
June 30, 2023
Money market funds (cash equivalents)	$132,918	$—
Equity method investments	$—	$2,673
Financial instruments not measured or recorded at fair value in the accompanying consolidated and combined financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates its carrying value. The estimated fair value of the borrowings under the Second Amended and Restated Credit Agreement (described below in Note 12, “Debt”) approximates its carrying value due to the floating interest rate.

9.    Accounts Receivable
The Company’s accounts receivable, net of the related allowance for doubtful accounts, were as follows as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	(Dollars in Thousands)
Accounts receivable, gross	$119,949	$129,887
Allowance for doubtful accounts	(4,416)	(7,098)
Account receivable, net	$115,533	$122,789
10.    Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	June 30,
	2024	2023

	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment, furniture & fixtures	$28,778	$26,918
Leasehold improvements	9,237	8,544
Construction in progress	2,603	1,658
Property, equipment and leasehold improvements, at cost	40,618	37,120
Accumulated depreciation	(23,229)	(18,450)
Property, equipment and leasehold improvements, net	$17,389	$18,670
Property and equipment are stated at cost. The Company records depreciation using the straight-line method over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	three years
Furniture and fixtures	ten years
Leasehold improvements	Life of lease or asset, whichever is shorter
Depreciation expense was $6.1 million, $5.5 million and $3.2 million for fiscal 2024, 2023 and 2022, respectively.
11.    Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30,
	2024	2023

	(Dollars in Thousands)
Compensation-related	$61,976	$62,162
Accrued taxes	10,991	3,065
Professional fees	4,987	6,265
Acquisition related	1,804	8,984
Other	20,409	19,050
Total accrued expenses and other current liabilities	$100,167	$99,526

12.    Debt
Amended and Restated Credit Agreement
The Company had entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JP Morgan”) on December 23, 2019 that provided for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. On June 27, 2024, the Company terminated the Amended and Restated Credit Agreement and entered into a new Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with an expiration date of June 27, 2029. At the time of termination, there were no amounts outstanding under the Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement provides for aggregate borrowing commitments of $200.0 million under a new revolving credit facility, which includes a $40.0 million sub-facility for letters of credit. The loans made under the Second Amended and Restated Credit Agreement will bear interest at a rate per annum equal to the applicable benchmark rate plus a margin that varies according to a leverage-based grid. The interest rate margin for term benchmark, daily simple SOFR, and SONIA loans ranges from 1.25% to 2.00% per annum, and such margin for ABR and CBR loans ranges from 0.25% to 1.00% per annum. The Company must also pay a commitment fee quarterly in arrears on the undrawn portion of the credit facility, which commitment fee ranges from 0.15% to 0.30% per annum based on the Company’s leverage ratio. The Second Amended and Restated Credit Agreement is secured by substantially all the Company’s assets.
The Second Amended and Restated Credit Agreement contains customary representations and warranties and affirmative and negative covenants, in each case, subject to certain qualifications, exceptions and thresholds. The negative covenants include, among other things, limitations applicable to the Borrower and its subsidiaries on incurring debt, granting liens, entering into fundamental change transactions, making investments, disposing of assets, making restricted payments and entering into transactions with affiliates. The Second Amended and Restated Credit Agreement also contains two financial maintenance covenants, which require compliance with a maximum leverage ratio of 4.00 to 1.00 (with a step-up to 4.50 to 1.00 during certain specified periods following a material acquisition) and a minimum interest coverage ratio of 2.50 to 1.00, in each case, as of the last day of each fiscal quarter. As of June 30, 2024, the Company was in compliance with these covenants.
As of June 30, 2024, after considering eligible outstanding letters of credit allowable per the Second Amended and Restated Credit Agreement in the aggregate amount of $4.9 million, the Company had $195.1 million available for borrowing under the Second Amended and Restated Credit Agreement.
13.    Stock-Based Compensation
Emerson Performance Shares and Restricted Stock Units
Certain employees of the Industrial Software Business participate in Emerson stock-based compensation plans, and were granted performance share and restricted stock units (“RSUs”). Compensation expense is recognized based on Emerson’s cost of the awards under ASC 718, Compensation- Stock Compensation. All awards granted under these stock-based compensation plans are based on Emerson’s common stock and are not indicative of the results that the Industrial Software Business would have experienced as a separate and independent business for the periods presented. Stock-based compensation expense reflected in the Company’s financial statements relating to these awards was $1.0 million, $1.8 million, and $1.1 million for fiscal 2024, 2023 and 2022, respectively.
Heritage AspenTech Equity Incentive Awards
Pursuant to the terms of the Transaction Agreement, each outstanding stock option to purchase shares of Heritage AspenTech common stock, whether vested or unvested, that was unexercised as of immediately prior to the Closing Date was converted into a stock option to acquire shares of AspenTech. Each converted stock option is subject to the same terms and conditions as applied to the original stock option. In addition, each outstanding award of RSUs with respect to shares of Heritage AspenTech common stock that were unvested as of immediately prior to the Closing Date was converted into an award of RSUs with respect to shares of AspenTech. Each converted RSU is also subject to the same terms and conditions as applied to the original RSU.
Immediately prior to the Closing Date, Heritage AspenTech had 1,326,860 stock options to purchase common stock and 504,386 RSUs outstanding, which were converted to 1,165,494 AspenTech stock options and 453,397 AspenTech RSUs after the Closing Date.

ASC 805 requires the Company to determine the fair value of the AspenTech share-based payment awards related to the replacement of the Heritage AspenTech share-based payment awards, and allocate the total fair value based on the services that are attributable to the pre- and post-combination service periods, respectively. The portion that is attributable to the pre-combination service period was considered part of the consideration transferred for Heritage AspenTech and included as part of the purchase price. The portion that is attributable to the post-combination service period is being recognized as stock-based compensation expense in the post-combination consolidated financial statements over the remaining requisite service period.
The fair value of the replacement awards that are attributable to pre- and post-combination services was as follows:

	Pre-combination portion	Post-combination portion

	(Dollars in Thousands)
Restricted stock units	$22,422	$61,898
Stock options	79,883	34,752
Total	$102,305	$96,650
AspenTech Equity Incentive Awards
Omnibus Plan
On May 16, 2022, the stockholders of the Company approved the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan was previously approved by the Company’s board of directors, subject to stockholders’ approval. The Omnibus Plan permits the grant of restricted stock, restricted stock units, stock options (incentive stock options and nonqualified stock options), stock appreciation rights, performance awards, cash-based awards and other stock-based awards. A total of 4,564,508 shares of the Company’s common stock is available for grants under the Omnibus Plan, subject to adjustment under certain circumstances described in the Omnibus Plan.
Stock option awards have been granted with an exercise price equal to the market closing price of the Company’s stock on the trading day prior to the grant date. Those stock options generally vest over four years and expire within seven years or ten years of grant. RSUs generally vest over three years.
Beginning in fiscal 2024, the Company granted performance stock units (“PSUs”) with a performance condition and service condition. These PSUs vest on a cliff basis in three years based upon the achievement of predefined performance goals, with the ability for 25% of granted awards to vest on an accelerated basis in each of the first two years. The performance goal relates to the sum of (i) ACV growth and (ii) free cash flow margin over the performance period. Up to 175% of the PSUs could vest upon achievement of the performance goals. Conversely, if a minimum performance goal is not met, none of the PSUs will vest. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated and combined financial statements.
Employee Stock Purchase Plan
On May 16, 2022, the stockholders of AspenTech approved the Aspen Technology, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP was previously approved by AspenTech’s board of directors, subject to stockholders’ approval. A total of 184,010 shares of AspenTech common stock is available for grants under the ESPP, subject to adjustment under certain circumstances described in the ESPP.
The ESPP permits eligible employees to purchase a limited amount of common stock as defined in the ESPP through payroll deductions at a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of each six-month offering period.
As of June 30, 2024, there were 128,947 shares of common stock available for issuance under the ESPP.
Stock Compensation Accounting
The Company’s stock-based compensation is accounted for as awards of equity instruments. Its policy is to issue new shares upon the exercise of vested stock awards.
The fair values of RSUs and PSUs are based on the value of the Company’s common stock on the date of grant.

The Company utilized the Black-Scholes stock option valuation model for estimating the fair value of stock options granted. The Black-Scholes stock option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the stock option, the risk-free interest rate, dividend yield and the market value of its common stock. The expected stock price volatility is determined based on its stock’s historic prices over a period commensurate with the expected life of the award. The expected life of a stock option represents the period for which stock options are expected to be outstanding as determined by historic stock option exercises and cancellations. The risk-free interest rate is based on the United States Treasury yield curve for notes with terms approximating the expected life of the stock options granted. The expected dividend yield is zero, based on the Company’s history and expectation of not paying dividends on common shares. The Company recognized stock-based compensation expense on a straight-line basis, net of forfeitures as they occur, over the requisite service period for time-vested awards.
The Company utilized the Black-Scholes stock option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2024	2023
Risk-free interest rate	4.3%	3.4%
Expected dividend yield	None	None
Expected life (in years)	3.9	4.8
Expected volatility factor	42.9%	38.2%
The stock-based compensation expense and its classification in the accompanying consolidated and combined statements of operations for fiscal 2024, 2023 and 2022 was as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Cost of license and solutions	$2,116	$3,565	$1,351
Cost of maintenance	2,526	1,893	344
Cost of service and other	2,445	1,995	282
Selling and marketing	10,368	16,202	2,850
Research and development	14,189	21,790	3,507
General and administrative	25,667	39,405	7,429
Total stock-based compensation	$57,311	$84,850	$15,763
Stock Options
The table below summarizes activities related to stock options for fiscal 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding as of June 30, 2023	1,005,826	$144.17	6.44	$32,935
Granted	1,471	$171.56
Exercised	(196,914)	$135.24
Cancelled / Forfeited	(50,295)	$187.71
Outstanding as of June 30, 2024	760,088	$160.82	5.61	$43,132
Exercisable as of June 30, 2024	588,726	$131.89	5.12	$39,908
Vested and expected to vest as of June 30, 2024	751,607	$143.13	5.60	$43,000
____________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company’s common stock as of June 30, 2024 (198.63) over the exercise price of the underlying stock options.

The weighted average estimated fair value of stock option awards granted during fiscal 2024, 2023, and 2022 was $66.47, $79.02, and $71.90, respectively. During fiscal 2024 and 2023, the weighted average exercise price of stock options granted was $171.56 and $205.46, respectively. The total intrinsic value of stock options exercised during fiscal 2024, 2023, and 2022 was $13.1 million, $42.8 million and $18.7 million, respectively. The Company received $22.4 million and $45.0 million in cash proceeds from exercises of stock options during fiscal 2024 and 2023, respectively. As of June 30, 2024, the total future unrecognized stock-based compensation expense related to outstanding stock options was $12.5 million and is expected to be recorded over a weighted average period of 1.41 years.
Restricted Stock Units and Performance Stock Units
RSUs and PSUs are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to RSUs and PSUs for fiscal 2024:

	Number of Shares Underlying PSUs	Weighted Average Grant-Date Fair Value PSUs	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value RSUs

	(Dollars in Thousands, Except Per Share Data)
Outstanding as of June 30, 2023	—	—	456,368	$192.55
Granted	94,174	$194.03	194,811	$194.02
Settled	—	—	(316,277)	$191.63
Cancelled / Forfeited	(11,518)	$194.00	(46,015)	$196.68
Outstanding as of June 30, 2024	82,656	$194.03	288,887	$193.98
Weighted average remaining recognition period of outstanding units (in years)	2.00		1.89
Unrecognized stock-based compensation expense of outstanding units	$5,046		$48,769
Aggregate intrinsic value of outstanding units	$8,201		$55,613
During fiscal 2024, 2023, and 2022 the weighted average grant-date fair value of RSUs granted was $194.02, $201.59 and $193.70, respectively. During fiscal 2024, 2023, and 2022 the total fair value of vested shares from RSU grants amounted to $61.2 million, $50.5 million and $46.6 million, respectively. During fiscal 2024, the weighted average grant-date fair value of PSUs granted was $194.03, and there were no PSUs granted during fiscal 2023 and 2022.
The Company paid $19.8 million and $18.0 million for withholding taxes on vested RSUs during fiscal 2024 and 2023, respectively.
As of June 30, 2024, common stock reserved for future issuance under equity compensation plans was 3,828,035 shares.
14.    Stock Repurchases
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
On August 1, 2023, the Company announced that the Board of Directors approved a share repurchase program (the “Share Repurchase Authorization”), pursuant to which an aggregate $300.0 million of its common stock was authorized to be repurchased, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans. The timing and amount of any shares repurchased under the Share Repurchase Authorization were based on market conditions and other factors. All shares of the Company’s common stock repurchased have been recorded as treasury stock under the cost method. The Company reflected share repurchases in its consolidated and combined financial statements once the transaction settled.

During fiscal 2024, the Company repurchased 1,520,993 shares for $300.0 million under the Share Repurchase Authorization.
15.    Net (Loss) Income Per Share
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
Prior to the Transaction, the Industrial Software Business did not have any shares of common stock outstanding. Accordingly, net loss per share for fiscal 2022 has been calculated using weighted average shares outstanding (basic and diluted) assuming the number of shares of common stock issued to Emerson on the closing date of the Transaction were issued on October 1, 2020.
The calculations of basic and diluted net (loss) income per share and basic and dilutive weighted average shares outstanding are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars and Shares in Thousands, Except per Share Data)
Net (loss) income	$(9,771)	$(107,760)	$53,146

Basic weighted average shares outstanding	63,711	64,621	40,931
Dilutive impact from:
Employee equity awards	—	—	77
Diluted weighted average shares outstanding	63,711	64,621	41,008
Net (loss) income per share
Basic	$(0.15)	$(1.67)	$1.30
Dilutive	$(0.15)	$(1.67)	$1.30
For fiscal years 2024, 2023, and 2022, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Shares in Thousands)
Employee equity awards	1,084	1,312	65
16.    Derivatives
In connection with the agreement to purchase Mining Software Holdings Pty Ltd (“Micromine”), the Company entered into a series of foreign currency forward contracts during fiscal 2023 to mitigate the impact of foreign currency exchange associated with the forecasted payment of the purchase price. On June 21, 2023, the Company terminated all outstanding foreign currency forward contracts. As a result, the Company recognized net realized losses of $26.2 million for the year ended June 30, 2023, included in other (expense) income, net on the consolidated and combined statements of operations related to these contracts. There are no outstanding forward currency forward contracts, or any other derivative contracts, as of June 30, 2024 and 2023.

17.    Income Taxes
(Loss) income before benefit for income taxes consists of the following:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Domestic	$(76,466)	$(201,620)	$29,905
Foreign	32,631	21,054	10,056
(Loss) income before benefit for income taxes	$(43,835)	$(180,566)	$39,961
The benefit for income taxes shown in the accompanying consolidated and combined statements of operations is composed of the following:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Federal—
Current	$106,238	$112,181	$59,162
Deferred	(154,768)	(184,400)	(70,046)
State—
Current	8,010	6,333	4,385
Deferred	(6,677)	(7,301)	(10,431)
Foreign—
Current	15,409	9,293	3,465
Deferred	(2,276)	(8,912)	280
	$(34,064)	$(72,806)	$(13,185)
The benefit for income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Taxes at United States statutory rate (21%)	$(9,205)	$(37,919)	$8,392
State and local taxes, net of federal tax benefit	(272)	(1,762)	(7,003)
Foreign derived intangible income (FDII)	(35,283)	(36,436)	(17,150)
Global Intangible Low-Taxed Income (GILTI)	742	3,027	446
Foreign taxes and rate differences	2,588	(2,943)	2,669
Uncertain tax positions	1,159	405	(2,556)
Stock-based compensation	4,328	4,828	152
Return to Provision	5,067	4,070	498
Tax credits	(2,887)	(396)	(3,385)
Change in valuation allowance	(301)	(5,680)	5,287
Other	—	—	(535)
Benefit for income taxes	$(34,064)	$(72,806)	$(13,185)
The Company’s tax benefit for the fiscal 2024 was favorably impacted primarily by the Foreign-Derived Intangible Income (“FDII”) deduction, offset by return to provision adjustments and stock-based compensation. Assuming certain requirements are met, the FDII deduction is a benefit for United States companies that sell their products or services to customers for use outside the United States

Net deferred tax liabilities consist of the following as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	(Dollars in Thousands)
Deferred tax assets:
Federal, state and foreign credits	$8,370	$7,171
Net operating loss carryforwards	12,235	10,720
Deferred revenue	15,507	15,962
Other reserves and accruals	21,575	22,346
Intangible assets	20,277	19,369
Capitalized research and development	68,150	46,693
Property, leasehold improvements and other basis differences	10,820	4,186
Other temporary differences	1,531	2,660
Total gross deferred tax assets	158,465	129,107
Valuation allowance	(16,284)	(15,995)
Total net deferred tax assets	142,181	113,112

Deferred tax liabilities:
Intangible assets	(903,988)	(1,005,672)
Contract assets and costs	—	(41,643)
Deferred revenue	(5,822)	(3,315)
Property, leasehold improvements, and other basis differences	(11,883)	(5,820)
Other temporary differences	(4,186)	(3,935)
Total gross deferred tax liabilities	(925,879)	(1,060,385)

Net deferred tax (liabilities)	$(783,698)	$(947,273)
Reflected in the deferred tax assets above as of June 30, 2024, the Company has foreign net operating loss carryforwards of $48.4 million, with some of them having unlimited carryforwards, federal and state research & development (R&D) credits of $7.9 million and foreign R&D credits of $0.5 million which begin to expire in 2028.
The Company’s valuation allowance for deferred tax assets was $16.3 million and $16.0 million as of June 30, 2024 and 2023, respectively. The significant items of the valuation allowance as of June 30, 2024 are attributable to a reserve against state R&D credits of $7.6 million, foreign net operating losses of $6.4 million and foreign deferred tax assets of $1.6 million.
For fiscal 2024, the Company’s income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of “more likely than not.” Tax liabilities were recorded as a component of their income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.
As of June 30, 2024, the amount of unrecognized tax benefits, excluding interest and penalties is $7.3 million. Upon being recognized, $7.3 million would reduce the effective tax rate. A reconciliation of the reserve for uncertain tax positions, excluding interest and penalties, is as follows:

	Year Ended June 30,
	2024	2023

	(Dollars in Thousands)
Beginning balance	$7,561	$6,716
Additions for current year tax positions	1,492	1,011
Additions for prior year tax positions	688	1,657
Reductions for prior year tax positions	(827)	—
Reductions for expirations of statute of limitations	(1,584)	(1,823)
Uncertain tax positions, excluding interest and penalties, end of year	$7,330	$7,561

The Company’s policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. As of June 30, 2024, the Company had approximately $0.8 million of accrued interest and $0.1 million of penalties related to uncertain tax positions. The total amount of uncertain tax positions, including interest and penalties, is $8.3 million. The Company recorded a loss for interest and penalties of approximately $(0.1) million during fiscal 2024 mainly due to expirations of statute of limitations. It is reasonably possible as of June 30, 2025 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by approximately $0.5 million over the next twelve-month period.
The Company is subject to income tax in many jurisdictions outside the United States. The Company is no longer under examination by the taxing authority regarding any United States federal income tax returns for fiscal years prior to 2021. Its operations in certain jurisdictions remain subject to examination for tax years 2015 to 2023, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to its consolidated and combined financial statements.
18.    Related-Party Transactions
On October 10, 2021, Emerson entered into the Transaction Agreement with AspenTech Corporation (f/k/a Aspen Technology, Inc.) to contribute the Emerson Industrial Software Business, along with $6.014 billion in cash, to create AspenTech. The Industrial Software Business included the DGM business and the SSE business. The Transaction closed on May 16, 2022. Emerson owned approximately 56% of AspenTech on a fully diluted basis as of June 30, 2024.
The Company utilizes some aspects of Emerson’s centralized treasury function to manage the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis which are reflected as receivables from related parties in the consolidated balance sheets. Conversely, any cash funded to the Company from these pooled Emerson cash accounts are reflected as due to related parties in the consolidated balance sheets. The aggregate net activity between the Company and Emerson associated with the cash pooling arrangement is reflected within cash flows from financing activities as net transfers from parent within the consolidated and combined statements of cash flows.
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
At the closing of the Transaction, Emerson and the Company entered into a transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary services from Emerson to the Company. Pursuant to the Transition Service Agreement, Emerson provides the Company with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. Transition Service Agreement related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the consolidated financial statements.
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

Receivables from related parties and due to related parties reported in the consolidated balance sheets as of June 30, 2024 and 2023 include the following:

	June 30,
	2024	2023

	(Dollars in Thousands)
Interest bearing receivables from related parties	$78,278	$61,948
Trade receivables from related parties	205	427
Receivables from related parties	$78,483	$62,375

Interest bearing payables to related parties	$47,315	$21,866
Trade payables to related parties	134	153
Due to related parties	$47,449	$22,019
Allocations and charges from Emerson are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Corporate costs	$—	$—	$3,212
Information technology	$1,537	$2,949	$1,684
Insurance and other benefits	$—	$—	$446
Shared services and other	$1,018	$5,571	$10,294
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Transaction, the DGM and SSE businesses engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the consolidated and combined financial statements. Revenue from Emerson are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Revenue from Emerson affiliates	$1,039	$30	$—
Purchases from Emerson affiliates	$511	$445	$2,337

Emerson Share Maintenance Rights
Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to the Company’s board of directors, the right of Emerson to nominate the chair of the Company’s board of directors, the composition of the committees of the Company’s board of directors, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company’s business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through June 30, 2024.
Business combination with related party
The Inmation acquisition completed on August 29, 2022 was considered a related party transaction. Refer to Note 4, “Acquisitions”, to our consolidated and combined financial statements for further discussion.
Credit agreement with related party
On December 23, 2022, the Company entered into the Emerson Credit Agreement with Emerson, which provided for an aggregate term loan commitment of $630.0 million. On August 18, 2023, the Emerson Credit Agreement was terminated in connection with the termination of the agreement to purchase Micromine. There was no amount outstanding under the Emerson Credit Agreement at the time it was terminated.
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
19.    Commitments and Contingencies
The Company accrues estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. The Company believes it has sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.
There were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated and combined financial statements, nor were there any material commitments outside the normal course of business.
20.    Retirement Plans
Most of the Company’s employees participate in defined contribution plans, including 401(k), profit sharing, and other savings plans that provide retirement benefits. In the United States, the Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (“IRC”) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. The Company may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee’s pretax contribution. The Company made matching contributions of approximately $6.1 million, $4.7 million and $1.9 million in fiscal 2024, 2023 and 2022, respectively. Additionally, the Company participates in certain government mandated defined contribution plans throughout the world for which the Company complies with all funding requirements. The total expenses related to employees participating in these plans were $3.3 million, $2.7 million, and $2.0 million for fiscal 2024, 2023 and 2022, respectively.

Certain non-U.S. employees participate in Company-specific or statutorily required defined benefit plans. In general, the Company’s policy is to fund these plans based on legal requirements, required benefit payments, and other factors. Defined benefit plan expense, benefits paid, and benefit plan contributions made by the Company were not material for all periods presented.
The non-U.S. defined benefit liability was $8.2 million and $8.7 million as of June 30, 2024 and 2023, respectively. The projected benefit obligation and fair value of plan assets were $13.3 million and $5.1 million as of June 30, 2024, and $13.6 million and $4.8 million as of June 30, 2023. The deferred actuarial gain in accumulated other comprehensive (loss) income was $1.5 million and $0.1 million as of June 30, 2024 and 2023, respectively.
21.    Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance.
Prior to the Transaction, the Industrial Software Business had two operating and reportable segments: DGM and SSE. The Transaction resulted in the creation of a third operating and reportable segment: Heritage AspenTech. During the three months ended September 30, 2022, the Company completed certain integration activities and changes to its organizational structure that triggered a change in the composition of its operating and reportable segments. As a result, beginning with the interim period ended September 30, 2022, the Company is comprised of a single operating and reportable segment. Accordingly, the Company has restated its operating and reportable segment information for fiscal 2022. The Company’s chief operating decision maker is its President and Chief Executive Officer.
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Year Ended June 30, 2024	Year ended June 30, 2023	Nine Months Ended June 30, 2022

	(Dollars in Thousands)
Americas	$593,371	$486,506	$234,383
Asia, Middle East and Africa	261,754	281,974	85,955
Europe	272,357	275,698	84,958
Total	$1,127,482	$1,044,178	$405,296
Americas included revenue in the United States of $483.6 million, $387.8 million, and $173.5 million for fiscal 2024, 2023, and 2022, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	June 30,
	2024	2023

	(Dollars in Thousands)
Americas	$13,643	$15,793
Asia, Middle East and Africa	2,011	1,923
Europe	1,735	954
Total	$17,389	$18,670
Property, equipment, and leasehold improvements located in the United States were $11.2 million and $13.4 million, as of June 30, 2024 and 2023, respectively.

22.    Transition Period Comparative Data
As discussed in Note 1, this Annual Report on Form 10-K includes financial information for the year ended June 30, 2024, the year ended June 30, 2023, and the nine months ended June 30, 2022. The Consolidated and Combined Statements of Operations and Cash Flows for the twelve-months ended June 30, 2024, 2023, and 2022, are summarized below. All data for the twelve-month period ended June 30, 2022, are derived from the Company’s unaudited consolidated and combined financial statements.

	Twelve-Month Period Ended June 30,
	2024	2023	2022

			(unaudited)
	(Dollars in Thousands, Except per Share Data)
Revenue	$1,127,482	$1,044,178	$482,311
Cost of revenue	382,576	373,589	199,916
Gross profit	744,906	670,589	282,395
Operating expenses	834,446	853,654	260,123
(Loss) income from operations	(89,540)	(183,065)	22,272
Other (expense), net	(8,478)	(29,418)	(1,048)
Interest income, net	54,183	31,917	3,222
(Loss) income before provision for income taxes	(43,835)	(180,566)	24,446
(Benefit) for income taxes	(34,064)	(72,806)	(17,498)
Net (loss) income	$(9,771)	$(107,760)	$41,944

Net (loss) income per common share:
Basic	$(0.15)	$(1.67)	$1.05
Diluted	$(0.15)	$(1.67)	$1.05
Weighted average shares outstanding:
Basic	63,711	64,621	39,768
Diluted	63,711	64,621	39,845

	Twelve-Month Period Ended June 30,
	2024	2023	2022

			(unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net (loss) income	$(9,771)	$(107,760)	$41,944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	493,009	491,419	150,350
Reduction in the carrying amount of right-of-use assets	16,073	13,869	7,627
Net foreign currency losses (gains)	9,142	4,079	1,232
Net realized loss on settlement of foreign currency forward contracts	—	26,176	—
Stock-based compensation	57,311	84,850	16,131
Deferred tax liability	(167,342)	(192,926)	(84,713)
Provision for bad debts	6,238	7,827	853
Other non-cash operating activities	837	(228)	289
Changes in assets and liabilities:
Accounts receivable	4,918	(25,538)	(4,486)
Contract assets	(22,344)	(21,658)	(82,898)
Contract costs	(9,186)	(10,165)	(4,992)
Lease liabilities	(15,495)	(13,655)	(5,979)
Prepaid expenses, prepaid income taxes, and other assets	(40,309)	7,625	(6,965)
Accounts payable, accrued expenses, income taxes payable and other liabilities	46,476	18,315	(25,908)
Contract liabilities	(29,671)	16,979	17,291
Net cash provided by operating activities	339,886	299,209	19,776
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(4,432)	(6,577)	(4,870)
Proceeds from sale of property and equipment	—	—	91
Payments for business acquisitions, net of cash acquired	(8,273)	(72,498)	(5,572,996)
Net payments for settlement of foreign currency forward contracts	—	(26,176)	—
Payments for equity method investments	(318)	(700)	(24)
Payments for capitalized computer software costs	(183)	(366)	(508)
Payments for asset acquisitions	(12,500)	—	—
Purchase of other assets	—	(1,000)	(838)
Net cash (used in) investing activities	(25,706)	(107,317)	(5,579,145)
Cash flows from financing activities:
Issuance of shares of common stock	25,807	36,736	5,702
Repurchases of common stock	(300,000)	(100,000)	—
Payment of tax withholding obligations related to restricted stock	(20,380)	(20,836)	(1,676)
Deferred business acquisition payments	—	(1,363)	(1,200)
Repayments of amounts borrowed under term loan	—	(276,000)	(6,000)
Net transfers (to) from Parent Company	2,008	(19,933)	5,987,190
Payments of debt issuance costs	(1,708)	(2,375)	—
Net cash (used in) provided by financing activities	(294,273)	(383,771)	5,984,016
Effect of exchange rate changes on cash and cash equivalents	(12,648)	(16,637)	1,419
(Decrease) increase in cash and cash equivalents	7,259	(208,516)	426,066
Cash and cash equivalents, beginning of year	241,209	449,725	23,659
Cash and cash equivalents, end of year	$248,468	$241,209	$449,725

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$236,970	$241,209	$449,725
Restricted cash in other non-current assets	11,498	—	—
Total cash, cash equivalents and restricted cash	$248,468	$241,209	$449,725

23.    Subsequent Events
In August 2024, the Company announced a reorganization of its corporate structure, resulting in the elimination of certain roles as it continues to seek additional opportunities to streamline expenses and increase efficiencies following the close of the Emerson Transaction. Additionally, due to the expansion of sanctions in June 2024 by the United States government on commercial activity in Russia, as discussed in Note 1, “Organization and Basis of Presentation,” the Company will be closing certain facilities, and terminating or relocating substantially all employees in Russia during fiscal 2025. As a result of these actions, the Company expects to record restructuring expenses during fiscal 2025 consisting primarily of severance expenditures, one-time benefits and other contract termination costs. The Company is still assessing the full impact of these restructuring activities and currently estimates that the total restructuring expenses for fiscal 2025 will be between $7.0 million and $9.0 million.
On July 24, 2024, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company may repurchase up to $100.0 million in the aggregate of the Company’s outstanding shares of common stock, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans.

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Annual Report on Form 10-K

2.1+
Transaction Agreement and Plan of Merger, dated as of October 10, 2021 (the “Transaction Agreement and Plan of Merger”), among AspenTech Corporation (f/k/a Aspen Technology, Inc.), Emerson Electric Co., EMR Worldwide Inc., Aspen Technology, Inc. (f/k/a Emersub CX, Inc.) and Emersub CXI, Inc. (incorporated by reference to our Form 8-K filed on October 12, 2021).

2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger (incorporated by reference to our Form 10-Q filed on April 27, 2022).

2.3	Amendment No. 2 to the Transaction Agreement and Plan of Merger (incorporated by reference to our Form 10-K filed on August 21, 2023).

3.1	Amended and Restated Certificate of Incorporation of Aspen Technology, Inc. (f/k/a Emersub CX, Inc.) (incorporated by reference to our Form 8-K filed on May 17, 2022).

3.2	Amended and Restated Bylaws of Aspen Technology, Inc. (incorporated by reference to our Form 8-K filed on May 17, 2022).

4.1	Aspen Technology, Inc. Description of Capital Stock (incorporated by reference to our Form 10-K filed on August 21, 2023)

10.1	Stockholders Agreement, dated as of May 16, 2022, among Aspen Technology, Inc., Emerson Electric Co. and EMR Worldwide Inc. (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.2	Registration Rights Agreement, dated as of May 16, 2022, between EMR Worldwide Inc. and Aspen Technology, Inc. (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.3	Tax Matters Agreement, dated as of May 16, 2022, between Emerson Electric Co. and Aspen Technology, Inc. (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.4+
Commercial Agreement, dated as of May 16, 2022, among AspenTech Corporation, Aspen Technology, Inc. and Fisher-Rosemount Systems, Inc. (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.5	Aspen Technology, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.6^	Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 8-K filed on May 17, 2022).

10.7^	Form of Aspen Technology, Inc. Stock Option Grant Agreement (Employee) under the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.8^
Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Employee) under the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.9^
Form of Aspen Technology, Inc. Performance Stock Unit Grant Agreement (Employee) under the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 10-K filed on August 21, 2023).

10.10^
Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Director Initial Grant) under Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.11^
Form of Aspen Technology, Inc. Restricted Stock Unit Grant Agreement (Director Annual Grant) under the Aspen Technology, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.12^	Aspen Technology, Inc. Executive Retention Plan (incorporated by reference to our Form 10-Q filed on May 7, 2023).

Exhibit Number	Description	Filed with this Annual Report on Form 10-K

10.13^	Form of Aspen Technology, Inc. Executive Retention Agreement (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.14^	Form of Aspen Technology, Inc. Indemnification Agreement (incorporated by reference to our Form 10-KT filed on August 25, 2022).

10.15
Second Amended and Restated Credit Agreement by and among Aspen Technology, Inc., the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to our Form 8-K filed on June 27, 2024).

10.16^	Form of Proprietary and Confidential Information, Non-Competition and Non-Solicitation Agreement of Aspen Technology, Inc. (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.17^
Proprietary and Confidential Information and Non-Competition and Non-Solicitation Agreement, dated as of July 1, 2013, by and between AspenTech Corporation (f/k/a Aspen Technology, Inc.) and Antonio J. Pietri (incorporated by reference to our Form 10-Q filed on May 2, 2023).

10.18
System License Agreement, dated as of March 30, 1982, as amended, by and between the Massachusetts Institute of Technology and AspenTech Corporation (f/k/a Aspen Technology, Inc.) (incorporated by reference to our Form 10-Q filed on May 2, 2023).

19	Aspen Technology, Inc. Insider Trading Policy	X

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of KPMG LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Compensation Recovery (Clawback) Policy	X

101.INS	Inline Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
____________________________________________
+ Certain information redacted and replaced with “[***]”
^    Management contract or compensatory plan or arrangement
*    The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Aspen Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16.        Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: August 13, 2024	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ DAVID BAKER
David Baker
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI	President and Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2024
Antonio J. Pietri

/s/ DAVID BAKER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 13, 2024
David Baker

/s/ CHRISTOPHER J. STAGNO	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 13, 2024
Christopher J. Stagno

/s/ ROBERT M. WHELAN, JR.	Chair of the Board of Directors	August 13, 2024
Robert M. Whelan, Jr.

/s/ PATRICK M. ANTKOWIAK	Director	August 13, 2024
Patrick M. Antkowiak

/s/ THOMAS F. BOGAN	Director	August 13, 2024
Thomas F. Bogan

/s/ KAREN GOLZ	Director	August 13, 2024
Karen Golz

/s/ RAM R. KRISHNAN	Director	August 13, 2024
Ram R. Krishnan

/s/ ARLEN R SHENKMAN	Director	August 13, 2024
Arlen R. Shenkman

/s/ DAVID HENSHALL	Director	August 13, 2024
David Henshall