Form 10-Q
period 2024-09-30
Aspen Technology, Inc.
filed 2024-11-04
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

There were 63,249,719 shares of common stock outstanding as of October 30, 2024.

Aspen Technology, Inc. (“AspenTech”) has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks and service marks appearing in this Form 10-Q not owned by AspenTech are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2025” refers to the year ending June 30, 2025).

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
 Condensed Consolidated Financial Statements (Unaudited)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data; Unaudited)
Revenue:
License and solutions	$101,659	$148,648
Maintenance	90,686	84,968
Services and other	23,532	15,692
Total revenue	215,877	249,308
Cost of revenue:
License and solutions	63,654	71,578
Maintenance	10,688	10,200
Services and other	21,105	16,282
Total cost of revenue	95,447	98,060
Gross profit	120,430	151,248
Operating expenses:
Selling and marketing	125,661	122,378
Research and development	50,000	53,676
General and administrative	33,008	35,405
Restructuring costs	7,726	—
Total operating expenses	216,395	211,459
Loss from operations	(95,965)	(60,211)
Other income (expense), net	2,041	(5,830)
Interest income, net	17,176	14,049
Loss before benefit for income taxes	(76,748)	(51,992)
Benefit for income taxes	(16,284)	(17,467)
Net loss	$(60,464)	$(34,525)
Net loss per common share:
Basic	$(0.96)	$(0.54)
Diluted	$(0.96)	$(0.54)
Weighted average shares outstanding:
Basic	63,244	64,319
Diluted	63,244	64,319

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands; Unaudited)
Net loss	$(60,464)	$(34,525)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,202	(11,201)
Total other comprehensive income (loss)	5,202	(11,201)
Comprehensive loss	$(55,262)	$(45,726)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024

	(Dollars in Thousands, Except Share Data; Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,093	$236,970
Accounts receivable, net	102,867	115,533
Current contract assets, net	426,387	409,177
Prepaid expenses and other current assets	33,670	27,441
Receivables from related parties	45,300	78,483
Prepaid income taxes	2,909	8,462
Total current assets	832,226	876,066
Property, equipment and leasehold improvements, net	18,093	17,389
Goodwill	8,330,124	8,328,201
Intangible assets, net	4,063,852	4,184,750
Non-current contract assets, net	518,562	515,106
Contract costs	26,265	24,903
Operating lease right-of-use assets	95,001	96,034
Deferred income tax assets	7,627	6,989
Other non-current assets	25,189	22,269
Total assets	$13,916,939	$14,071,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,050	$8,099
Accrued expenses and other current liabilities	78,926	100,167
Due to related parties	24,979	47,449
Current operating lease liabilities	12,172	13,125
Income taxes payable	21,656	44,249
Current contract liabilities	117,768	124,312
Total current liabilities	267,551	337,401
Non-current contract liabilities	33,569	27,512
Deferred income tax liabilities	758,389	790,687
Non-current operating lease liabilities	85,676	84,875
Other non-current liabilities	18,795	18,377
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,453,489 and 65,367,159 shares Outstanding— 63,245,006 and 63,251,495 shares	7	7
Additional paid-in capital	13,293,704	13,277,851
Accumulated deficit	(111,626)	(51,162)
Accumulated other comprehensive loss	(2,059)	(7,261)
Treasury stock, at cost — 2,208,483 and 2,115,664 shares of common stock	(427,067)	(406,580)
Total stockholders’ equity	12,752,959	12,812,855
Total liabilities and stockholders’ equity	$13,916,939	$14,071,707

 See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data; Unaudited)

Balance June 30, 2024	$(7,261)	65,367,159	$7	$13,277,851	$(51,162)	2,115,664	$(406,580)	$12,812,855
Net loss	—	—	—	—	(60,464)	—	—	(60,464)
Other comprehensive income	5,202	—	—	—	—	—	—	5,202
Issuance of shares of common stock	—	48,326	—	6,662	—	—	—	6,662
Issuance of restricted stock units and net share settlement related to withholding taxes	—	38,004	—	(5,623)	—	—	—	(5,623)
Repurchase of common stock	—	—	—		—	92,819	(20,487)	(20,487)
Stock-based compensation	—	—	—	14,814	—	—	—	14,814
Balance September 30, 2024	$(2,059)	65,453,489	$7	$13,293,704	$(111,626)	2,208,483	$(427,067)	$12,752,959

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data; Unaudited)

Balance June 30, 2023	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net loss	—	—	—	—	(34,525)	—	—	(34,525)
Other comprehensive loss	(11,201)	—	—	—	—	—	—	(11,201)
Issuance of shares of common stock	—	29,644	—	3,826	—	—	—	3,826
Issuance of restricted stock units and net share settlement related to withholding taxes	—	47,896	—	(4,585)	—	—	—	(4,585)
Repurchase of common stock	—	—	—	20,210	—	686,843	(134,434)	(114,224)
Stock-based compensation	—	—	—	16,699	—	—	—	16,699
Balance September 30, 2023	$(8,765)	65,030,408	$6	$13,230,178	$(75,916)	1,174,469	$(218,584)	$12,926,919

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands; Unaudited)
Cash flows from operating activities:
Net loss	$(60,464)	$(34,525)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	122,856	123,219
Reduction in the carrying amount of right-of-use assets	3,961	3,562
Net foreign currency (gains) losses	(2,120)	5,894
Stock-based compensation	14,814	16,699
Deferred income taxes	(32,448)	(51,080)
Provision for uncollectible receivables	491	1,788
Other non-cash operating activities	(258)	19
Changes in assets and liabilities:
Accounts receivable	12,887	29,417
Contract assets	(18,851)	(24,062)
Contract costs	1,285	(1,163)
Lease liabilities	(3,041)	(3,770)
Prepaid expenses, prepaid income taxes, and other assets	(5,956)	(22,487)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(37,052)	10,200
Contract liabilities	(501)	(36,730)
Net cash (used in) provided by operating activities	(4,397)	16,981
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,022)	(937)
Payments for business acquisitions, net of cash acquired	—	(8,273)
Payments for equity method investments	(30)	(98)
Payments for asset acquisitions	—	(12,500)
Net cash used in investing activities	(2,052)	(21,808)
Cash flows from financing activities:
Issuance of shares of common stock, net of taxes	6,262	3,285
Repurchases of common stock	(20,487)	(114,224)
Payment of tax withholding obligations related to restricted stock	(4,635)	(1,938)
Net transfers from Parent Company	8,836	3,890
Payments of debt issuance costs	(107)	—
Net cash used in financing activities	(10,131)	(108,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,264	(6,855)
Decrease in cash, cash equivalents and restricted cash	(13,316)	(120,669)
Cash, cash equivalents and restricted cash, beginning of period	248,468	241,209
Cash, cash equivalents and restricted cash, end of period	$235,152	$120,540

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$221,093	$120,540
Restricted cash in other non-current assets	14,059	—
Total cash, cash equivalents and restricted cash	$235,152	$120,540

Supplemental disclosure of cash flow information:
Income taxes paid, net	$32,945	$31,842
Interest paid	$702	$663
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$150	$249
Lease liabilities arising from obtaining right-of-use assets	$2,098	$397
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
The Company had revenue from customers in 113 countries during the first quarter of fiscal 2025.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the first quarter of fiscal 2025 and 2024 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The actual results that the Company experiences may differ materially from these estimates.
Russia
In June 2024, the United States government announced new expanded restrictions that prohibit the sale, service, maintenance, and support (such as bug fixes and updates) of enterprise management software and design and manufacturing software in the Russian market. As a result, the Company announced that it had suspended all commercial activities in Russia in the fourth quarter of fiscal 2024. This includes the discontinuation of the following activities: all commercial discussions with customers, initiating or processing renewals, providing proposals to customers or selling products or services. In addition, the Company has written-off certain assets that are related to its operations in Russia, and will be closing certain facilities, and terminating or relocating substantially all employees based in Russia during fiscal 2025.
Beginning with the consolidated balance sheet as of June 30, 2024, the Company classifies cash balances that are both held in Russia and in excess of what it estimates will be required to wind down its operations in Russia as restricted cash due to current restrictions impacting the Company’s ability to transfer funds from bank accounts located in Russia to other countries. As of September 30, 2024 and June 30, 2024, the restricted cash held in Russia was $14.0 million and $11.5 million, respectively, which is included within other non-current assets on the condensed consolidated balance sheets.
2.    Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There were no material changes to our significant accounting policies during the three months ended September 30, 2024.
(a)     Recently Issued Accounting Standards Not Yet Adopted
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for the Company’s first fiscal year beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial position or results of operations.
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
The Company’s contract assets and contract liabilities were as follows as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

	(Dollars in Thousands)
Contract assets	$944,949	$924,283
Contract liabilities	(151,337)	(151,824)
Net contract assets	$793,612	$772,459
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during the three months ended September 30, 2024 was primarily due to greater revenue recognition as compared to billings. Revenue recognized during the first quarter of fiscal 2024 included $38.0 million that was included in the beginning contract liability balance.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of September 30, 2024 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2025	2026	2027	2028	2029	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$158,801	$57,595	$19,618	$10,301	$5,063	$182	$251,560
Maintenance	246,297	234,058	172,742	114,627	67,181	34,640	869,545
Services and other	84,300	52,695	18,142	7,809	571	77	163,594
Total	$489,398	$344,348	$210,502	$132,737	$72,815	$34,899	$1,284,699

Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Heritage AspenTech	$150,043	$175,743
Subsurface Science & Engineering (“SSE”)	20,310	24,081
Digital Grid Management (“DGM”)	45,524	49,484
Total	$215,877	$249,308
The Company did not have any customers that accounted for 10 percent or more of the Company’s revenues for the three months ended September 30, 2024 and 2023, respectively.
4.    Intangible Assets
Intangible assets consist of the following as of September 30, 2024 and June 30, 2024:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

September 30, 2024	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(585,236)	(18,900)	(796,521)	(10,057)	(1,410,714)
Net carrying amount	$1,318,363	$445,500	$2,286,020	$13,969	$4,063,852

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

June 30, 2024	(Dollars in Thousands)
Gross carrying amount	$1,903,599	$464,400	$3,082,541	$24,026	$5,474,566
Less: Accumulated amortization	(537,492)	(17,931)	(724,270)	(10,123)	(1,289,816)
Net carrying amount	$1,366,107	$446,469	$2,358,271	$13,903	$4,184,750
Of the total intangible assets net carrying amount of $4.1 billion as of September 30, 2024, $430.0 million relates to the registered trademarks associated with the Transaction (as defined in Note 15, “Related-Party Transactions”) that are not subject to amortization. Total intangible asset amortization expense was $121.8 million and $121.7 million during the three months ended September 30, 2024 and 2023, respectively.
5.    Goodwill
The changes in the carrying amount of goodwill during the three months ended September 30, 2024 were as follows:

Carrying Value
(Dollars in Thousands)
Balance, June 30, 2024	$8,328,201
Foreign currency translation	1,923
Balance, September 30, 2024	$8,330,124
6.    Restructuring Costs
The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions have been determined and communicated to the employee. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

In August 2024, the Company announced a reorganization of its corporate structure, resulting in the elimination of certain roles as it continues to seek additional opportunities to streamline expenses and increase efficiencies. Additionally, due to the expansion of sanctions by the United States government on commercial activity in Russia, the Company will be closing certain facilities, and terminating or relocating substantially all employees based in Russia during fiscal 2025. As a result of these actions, the Company has incurred and will continue to incur restructuring costs during fiscal 2025 consisting primarily of severance expenditures, one-time benefits and other contract termination costs.
Restructuring costs were $7.7 million for the three months ended September 30, 2024, and there were no restructuring costs for the three months ended September 30, 2023. As of September 30, 2024, the liability associated with unpaid restructuring costs was $1.1 million, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
7.    Leases
Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Operating lease expense	$4,977	$4,466
Variable lease expense	$404	$223
Short term lease expense	$136	$157
The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

	(Dollars in Thousands)
Operating lease right-of-use assets	$95,001	$96,034
Current operating lease liabilities	$12,172	$13,125
Non-current operating lease liabilities	$85,676	$84,875
The weighted-average remaining lease term for operating leases was eleven years and eleven years, and the weighted-average discount rate was 4.2% and 4.0% as of September 30, 2024 and June 30, 2024, respectively.
The following table represents the future maturities of the Company’s operating lease liabilities as of September 30, 2024:

Year Ending June 30,	(Dollars in Thousands)
2025	$10,219
2026	11,019
2027	14,416
2028	14,015
2029	13,125
Thereafter	91,950
Total lease payments	154,744
Less: imputed interest	(32,073)
Less: leasehold improvement incentives to be utilized	(24,823)
Total lease maturities	$97,848
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)

	(Dollars in Thousands)
September 30, 2024
Money market funds (cash equivalents)	$106,187	$—
Equity method investments	$—	$2,467

June 30, 2024
Money market funds (cash equivalents)	$129,710	$—
Equity method investments	$—	$2,437
Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates its carrying value. The estimated fair value of the borrowings under the Second Amended and Restated Credit Agreement (described below in Note 10, “Debt”) approximates its carrying value due to the floating interest rate.
9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2024	June 30, 2024

	(Dollars in Thousands)
Compensation-related	$50,610	$61,976
Professional fees	5,661	4,987
Accrued taxes	5,146	10,991
Acquisition related	1,475	1,804
Restructuring	1,078	—
Other	14,956	20,409
Total accrued expenses and other current liabilities	$78,926	$100,167
10.    Debt
Second Amended and Restated Credit Agreement
On June 27, 2024, the Company entered into a new Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, National Association with an expiration date of June 27, 2029 that provides for aggregate borrowing commitments of $200.0 million.
As of September 30, 2024, the Company was in compliance with the covenants associated with the Second Amended and Restated Credit Agreement, and, after considering eligible outstanding letters of credit allowable in the aggregate amount of $5.5 million, the Company had $194.5 million available for borrowing.

For a more detailed description of the Second Amended and Restated Credit Agreement, see Note 12, “Debt” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
11.    Stock-Based Compensation
The stock-based compensation expense under all equity plans and its classification in the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Cost of license and solutions	$551	$680
Cost of maintenance	887	488
Cost of services and other	1,045	498
Selling and marketing	2,930	2,942
Research and development	3,000	4,553
General and administrative	6,401	7,538
Total stock-based compensation	$14,814	$16,699
Stock Options
The table below summarizes activities related to stock options for the three months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of June 30, 2024	760,088	$160.82	5.61	$43,132
Exercised	(50,006)	$140.67
Cancelled / Forfeited	(28,323)	$175.33
Outstanding as of September 30, 2024	681,759	$159.47	5.62	$65,611
Exercisable as of September 30, 2024	562,878	$133.36	5.18	$59,369
Vested and expected to vest as of September 30, 2024	675,824	$142.10	5.61	$65,386
__________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company’s common stock as of September 30, 2024 ($238.82) over the exercise price of the underlying options.
Restricted Stock Units and Performance Stock Units
Restricted stock units and performance stock units are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to restricted stock units and performance stock units for the three months ended September 30, 2024:

	Number of Shares Underlying Performance Stock Units	Weighted Average Grant-Date Fair Value PSUs	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant-Date Fair Value RSUs

	(Dollars in Thousands, except per share data)
Outstanding as of June 30, 2024	82,656	$194.03	288,887	$193.98
Granted	87,945	$234.14	159,878	$231.06
Settled	—	—	(62,272)	$196.29
Forfeited	(13,289)	$194.10	(28,652)	$198.05
Outstanding as of September 30, 2024	157,312	$216.45	357,841	$210.23
Weighted average remaining recognition period of outstanding units (in years)	2.58		2.16
Unrecognized stock-based compensation expense of outstanding units	$22,753		$62,714
Aggregate intrinsic value of outstanding units	$29,282		$83,133

In fiscal 2024 and 2025, the Company granted performance stock units with both a performance and service condition. The performance condition relates to the attainment of predefined goals based on annual contract value and free cash flow. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements.
12.    Net Loss Per Share
The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data)
Net loss	$(60,464)	$(34,525)

Basic weighted average shares outstanding	63,244	64,319

Dilutive weighted average shares outstanding	63,244	64,319

Net loss per share
Basic	$(0.96)	$(0.54)
Dilutive	$(0.96)	$(0.54)
For the three months ended September 30, 2024, and 2023, certain employee equity awards were anti-dilutive due to the Company’s net loss. The following employee equity awards were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	(Shares in Thousands)
Employee equity awards	1,032	1,449
13.    Stock Repurchases
On August 6, 2024, the Company announced that its Board of Directors approved a share repurchase authorization (the “Fiscal 2025 Share Repurchase Authorization”) pursuant to which an aggregate amount of $100.0 million of its common stock may be repurchased, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans. The timing and amount of any shares repurchased under the Fiscal 2025 Share Repurchase Authorization are based on market conditions and other factors. All shares of the Company’s common stock repurchased have been recorded as treasury stock under the cost method. The Company reflects share repurchases in its condensed consolidated financial statements once the transaction is settled.
As of September 30, 2024, a total of 92,819 shares have been repurchased under the Fiscal 2025 Share Repurchase Authorization for $20.5 million, with the total remaining value available for repurchase being $79.5 million.
14.    Benefit for Income Taxes
The Company computes its tax benefit for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For both the three months ended September 30, 2024 and September 30, 2023 the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.

Benefit for income taxes was $16.3 million and $17.5 million for the three months ended September 30, 2024 and 2023, respectively, resulting in effective tax rates of 21.2% and 33.6%, respectively. Income tax benefit decreased primarily due to the lower Foreign-Derived Intangible Income (“FDII”) deduction taken this year compared to last year resulting from lower taxable income in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The first quarter of fiscal 2024 included a significant temporary item that increased taxable income relating to a change in the methodology for recording revenue for tax purposes on multi-year software licenses. There was no such temporary item in the first quarter of fiscal 2025.
15.    Related-Party Transactions
On October 10, 2021, Emerson Electric Co. (“Emerson”) entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Transaction”). The Industrial Software Business included the DGM business and the SSE business. The Transaction closed on May 16, 2022 (“Closing Date”). Emerson owned approximately 56% of AspenTech on a fully diluted basis as of September 30, 2024.
The Company utilizes some aspects of Emerson’s centralized treasury function to manage the working capital and financing needs of its business operations. This function oversees a cash pooling arrangement which sweeps certain Company cash accounts into pooled Emerson cash accounts on a daily basis which are reflected as receivables from related parties in the condensed consolidated balance sheets. Conversely, any cash funded to the Company from these pooled Emerson cash accounts are reflected as due to related parties in the condensed consolidated balance sheets. The aggregate net activity between the Company and Emerson associated with the cash pooling arrangement is reflected within cash flows from financing activities as net transfers from parent within the condensed consolidated statements of cash flows.
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
At the closing of the Transaction, Emerson and the Company entered into a transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary services from Emerson to the Company. Pursuant to the Transition Service Agreement, Emerson provides the Company with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. Transition Service Agreement related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the condensed consolidated financial statements. The Transition Services Agreement expires on December 31, 2024.

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

Receivables from related parties and due to related parties reported in the condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024 include the following:

	September 30, 2024	June 30, 2024

	(Dollars in Thousands)
Interest bearing receivables from related parties	$45,119	$78,278
Trade receivables from related parties	181	205
Receivables from related parties	$45,300	$78,483

Interest bearing payables to related parties	$24,661	$47,315
Trade payables to related parties	318	134
Due to related parties	$24,979	$47,449
Allocations and charges from Emerson are as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Information technology	$194	$975
Shared services and other	$162	$374
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Transaction, the DGM and SSE businesses engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the condensed consolidated financial statements. Revenue and purchases from Emerson affiliates for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Revenue from Emerson affiliates	$987	$313
Purchases from Emerson affiliates	$75	$68
Emerson Share Maintenance Rights
Immediately following the closing of the Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to AspenTech’s board of directors, the right of Emerson to nominate the chair of AspenTech’s board of directors, the composition of the committees of AspenTech’s board of directors, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company’s business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Transaction through September 30, 2024.

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
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Americas	$111,866	$133,016
Asia, Middle East and Africa	52,269	57,685
Europe	51,742	58,607
Total	$215,877	$249,308
Americas included revenue in the United States of $83.4 million and $96.0 million for the three months ended September 30, 2024 and 2023, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	September 30, 2024	June 30, 2024

	(Dollars in Thousands)
Americas	$13,906	$13,643
Asia, Middle East and Africa	2,452	2,011
Europe	1,735	1,735
Total	$18,093	$17,389
Property, equipment, and leasehold improvements, net located in the United States were $11.5 million and $11.2 million as of September 30, 2024 and June 30, 2024, respectively.
17.    Subsequent Events
On October 25, 2024, the Company entered into a definitive agreement to acquire Open Grid Systems Limited (“OGS”). OGS is a global provider of network model management technology and a pioneer in developing model-driven applications supporting open access to data through industry standards. The Company has agreed to pay $45.0 million, plus the value of any cash acquired and any necessary net working capital adjustments. The Company currently intends to finance the transaction through cash on hand. The acquisition is expected to close in the second fiscal quarter of 2025, subject to receipt of regulatory approvals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not strictly historical may be “forward-looking” statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and AspenTech undertakes no obligation to update any such statements to reflect later developments. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “strategy,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “opportunity” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions and are based on current expectations of management. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ including those set forth below under “Item 1A. Risk Factors” of Part II of this Quarterly Report and those described in our most recent Annual Report on Form 10-K and subsequent reports filed with the SEC. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Any forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes thereto contained in this Quarterly Report. You should also read “Item 1A. Risk Factors” of Part II of this Quarterly Report for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30 of such year (for example, “fiscal 2025” refers to the year ending June 30, 2025).
Business Overview
We are a global leader in industrial software focused on helping customers in asset-intensive industries address the dual challenge of meeting the increasing demand for resources from a rapidly growing population while also operating in a more sustainable manner. Our solutions address complex environments where it is critical to optimize across the full asset lifecycle - asset design, operation, and maintenance - enabling customers to run their assets safer, greener, longer and faster. Thousands of companies, ranging from multi-national corporations to start-ups, rely on our software to help them run their assets more profitably, resiliently, and sustainably to meet their operational excellence and sustainability goals.
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
Today, our software also enables companies to develop and scale new processes to support the energy transition and a net zero future, such as green hydrogen, biofuels, carbon capture, utilization and storage, circularity of plastics, and batteries.
By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the DGM and SSE businesses, we expanded our served markets, augmented our expertise and sales channels, and broadened our portfolio to include five product suites: Performance Engineering (“ENG”), Manufacturing and Supply Chain (“MSC”), Asset Performance Management (“APM”), DGM, and SSE. These suites are supported by inmation Software GmbH, our data platform with advanced capabilities in data contextualization, structuring and cleansing, that enables our customers to better manage their industrial data at scale.

Recent Events
On August 6, 2024, we announced that our Board of Directors approved the Fiscal 2025 Share Repurchase Authorization, pursuant to which we may repurchase up to an aggregate amount of $100.0 million of our outstanding shares of common stock. During the first quarter of fiscal 2025, we repurchased 92,819 shares for $20.5 million under the Fiscal 2025 Share Repurchase Authorization and the total remaining value under the Fiscal 2025 Share Repurchase Authorization as of September 30, 2024 was $79.5 million.
On October 25, 2024, the Company entered into a definitive agreement to acquire OGS, which is a global provider of network model management technology and a pioneer in developing model-driven applications supporting open access to data through industry standards. The Company has agreed to pay $45 million, plus the value of any cash acquired and any necessary net working capital adjustments. The Company currently intends to finance the transaction through cash on hand. The acquisition is expected to close in the second fiscal quarter of 2025, subject to receipt of regulatory approvals.
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

As of September 30, 2024, customer agreements representing approximately 85.3% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies.
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
Beginning in the fourth quarter of fiscal 2024, we suspended all commercial activities in Russia following the announcement of expanded commercial sanctions in the country. Beginning in the first quarter of fiscal 2025, we no longer include Russia within ACV for all periods presented. ACV grew by approximately 9.4%, from $860.5 million as of September 30, 2023 to $941.4 million as of September 30, 2024, and by approximately 0.9% from $932.9 million as of June 30, 2024 to $941.4 million as of September 30, 2024.
Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and SMS agreements, including maintenance and escalation. Our TCV was $4.0 billion as of September 30, 2024, and $3.7 billion as of September 30, 2023. Excluding TCV associated with the Company’s Russia business, TCV was $3.6 billion as of September 30, 2023.
Bookings
Bookings is the total value of customer term license and perpetual license SMS contracts signed and delivered in the current period, less the value of such contracts signed in the current period where the initial licenses and SMS agreements are not yet deemed delivered, plus the customer term license and perpetual license SMS contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.
Bookings were $151.4 million during the three months ended September 30, 2024, compared to $211.8 million during the three months ended September 30, 2023. The change in bookings is primarily driven by the timing of contract renewals and a higher concentration of attrition.
Non-GAAP Business Metrics
Free cash flow (non-GAAP) excludes certain non-cash and non-recurring expenses, and is used as a supplement to net cash (used in) provided by operating activities presented on a GAAP basis. We believe that free cash flow (non-GAAP) is a useful financial measure because it permits investors to view our performance using tools that our management uses to gauge progress in achieving goals and as an indication of cash flow that may be available to fund future investments and other capital uses, such as to repay borrowings under our credit facilities or to fund acquisitions or share repurchase authorizations.
The following table provides a reconciliation of net cash (used in) provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Net cash (used in) provided by operating activities (GAAP)	$(4,397)	$16,981
Purchase of property, equipment, and leasehold improvements	(2,022)	(937)
Free cash flow (non-GAAP)	$(6,419)	$16,044
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to loss from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability.

The following table provides a reconciliation of GAAP loss from operations to non-GAAP income from operations for the indicated periods:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
GAAP loss from operations	$(95,965)	$(60,211)
Plus:
Stock-based compensation	14,814	16,699
Amortization of intangible assets	121,589	121,587
Acquisition and integration planning related fees	405	(255)
Restructuring costs	7,726	—
Non-GAAP income from operations	$48,569	$77,820
Critical Accounting Estimates and Judgments
As of September 30, 2024, the Company’s critical accounting estimates and judgments had not changed significantly from June 30, 2024. Note 2, “Significant Accounting Policies,” to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this Quarterly Report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements included in this Quarterly Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase / (Decrease) Change		(% of Revenue)
	2024	2023	$	%	2024	2023

	(Dollars in Thousands)
Revenue:
License and solutions	$101,659	$148,648	$(46,989)	(31.6)%	47.1%	59.6%
Maintenance	90,686	84,968	5,718	6.7	42.0	34.1
Services and other	23,532	15,692	7,840	50.0	10.9	6.3
Total revenue	215,877	249,308	(33,431)	(13.4)	100.0	100.0
Cost of revenue:
License and solutions	63,654	71,578	(7,924)	(11.1)	29.5	28.7
Maintenance	10,688	10,200	488	4.8	5.0	4.1
Services and other	21,105	16,282	4,823	29.6	9.8	6.5
Total cost of revenue	95,447	98,060	(2,613)	(2.7)	44.2	39.3
Gross profit	120,430	151,248	(30,818)	(20.4)	55.8	60.7
Operating expenses:
Selling and marketing	125,661	122,378	3,283	2.7	58.2	49.1
Research and development	50,000	53,676	(3,676)	(6.8)	23.2	21.5
General and administrative	33,008	35,405	(2,397)	(6.8)	15.3	14.2
Restructuring costs	7,726	—	7,726	100.0	3.6	—
Total operating expenses	216,395	211,459	4,936	2.3	100.2	84.8
Loss from operations	(95,965)	(60,211)	(35,754)	59.4	(44.5)	(24.2)
Other expense, net	2,041	(5,830)	7,871	(135.0)	0.9	(2.3)
Interest income, net	17,176	14,049	3,127	22.3	8.0	5.6
Loss before benefit for income taxes	(76,748)	(51,992)	(24,756)	47.6	(35.6)	(20.9)
Benefit for income taxes	(16,284)	(17,467)	1,183	(6.8)	(7.6)	(7.0)
Net loss	$(60,464)	$(34,525)	$(25,939)	75.1%	(28.0)%	(13.8)%

Revenue
Total revenue decreased by $33.4 million, or 13.4%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, due to a decrease of $47.0 million in license and solutions revenue, partially offset by an increase of $5.7 million in maintenance revenue, and an increase of $7.8 million in services and other revenue.
License and Solutions Revenue
License and solutions revenue decreased by $47.0 million, or 31.6%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to the timing of renewals and new contracts signed in the same period in the prior fiscal year.
Maintenance Revenue
Maintenance revenue increased by $5.7 million, or 6.7%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to growth of our base of customer arrangements through both natural renewals of, and amendments to, existing customer arrangements.
Services and Other Revenue
Services and other revenue increased by $7.8 million, or 50.0%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation, and the timing and volume of professional services engagements
Cost of Revenue
Total cost of revenue decreased by $2.6 million, or 2.7%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $7.9 million, or 11.1%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we began recognizing distinct performance obligations for certain customer contracts effective beginning in the third quarter of fiscal 2023, whereby costs associated with these customer contracts are recognized in cost of services and other revenue. Gross profit margin on license and solutions revenue during the three months ended September 30, 2024 decreased to 37.4%, from 51.8% for the three months ended September 30, 2023, primarily due to lower license and solutions revenue in the current period.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $0.5 million, or 4.8%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year. Gross profit margin on maintenance revenue during the three months ended September 30, 2024 increased to 88.2%, from 88.0% for the three months ended September 30, 2023, primarily due to higher maintenance revenue.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $4.8 million, or 29.6%, for the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation and the corresponding cost is recognized in cost of services and other revenue. Gross profit margin on services and other revenue during the three months ended September 30, 2024 increased to 10.3%, from (3.8)% for the three months ended September 30, 2023, primarily due to higher services and other revenue resulting from better leveraging our costs with increased projects.
Gross Profit
Overall gross profit decreased by $30.8 million, or 20.4%, for the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to lower licensing and solutions revenue. Gross profit margin during the three months ended September 30, 2024 decreased to 55.8%, from 60.7% for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in license and solutions revenue compared to the same period in the prior fiscal year, which has a relatively fixed cost base.

Operating Expenses
Selling and Marketing Expense
Selling and marketing expense increased by $3.3 million, or 2.7%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to the expansion of our sales capacity in new and existing markets.
Research and Development Expense
Research and development expense decreased by $3.7 million, or 6.8%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $3.5 million, related to a reduction of salary and stock-based compensation expenses resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 6 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
 General and Administrative Expense
General and administrative expense decreased by $2.4 million, or 6.8%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $2.5 million related to lower salary, benefits, bonus, and stock-based compensation expenses resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 6 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Restructuring Costs
Restructuring costs increased by $7.7 million, or 100.0%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year. This is a result of the reorganization of our corporate structure that was announced in August 2024, which resulted in the elimination of certain roles and our winding down of operations in Russia.
Non-Operating (Expense) Income
Other Income (Expense), Net
Other income (expense), net increased by $7.9 million, or 135.0%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to $7.3 million in unrealized and realized foreign currency exchange gains.
Interest Income, Net
Interest income, net increased by $3.1 million, or 22.3%, during the three months ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on long-term revenue contracts of $2.3 million.
Benefit for Income Taxes
The Company computes its tax benefit for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For both the three months ended September 30, 2024 and September 30, 2023 the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.

Benefit for income taxes was $16.3 million and $17.5 million for the three months ended September 30, 2024 and 2023, respectively, resulting in effective tax rates of 21.2% and 33.6%, respectively. Income tax benefit decreased primarily due to the lower Foreign-Derived Intangible Income (“FDII”) deduction taken this year compared to last year resulting from lower taxable income in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The first quarter of fiscal 2024 included a significant temporary item that increased taxable income relating to a change in the methodology for recording revenue for tax purposes on multi-year software licenses. There was no such temporary item in the first quarter of fiscal 2025.

Liquidity and Capital Resources
Resources
As of September 30, 2024 and June 30, 2024, our principal sources of liquidity consisted of $221.1 million and $237.0 million, in cash and cash equivalents, respectively.
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
Second Amended and Restated Credit Agreement
On June 27, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, National Association. The Second Amended and Restated Credit Agreement has an expiration date of June 27, 2029, and provides for aggregate borrowing commitments of $200.0 million.
As of September 30, 2024, the Company was in compliance with the covenants associated with the Second Amended and Restated Credit Agreement, and, after considering eligible outstanding letters of credit allowable in the aggregate amount of $5.5 million, the Company had $194.5 million available for borrowing.
For a more detailed description of the Second Amended and Restated Credit Agreement, see Note 12, “Debt” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Cash Flows
Operating Cash Flows
Net cash provided by operating activities decreased by $21.4 million during the three-month period ended September 30, 2024, as compared to the same period in prior fiscal year, primarily driven by one-time charges related to the Company’s workforce reduction and Russia exit, as well as the timing of collections in the first quarter of fiscal 2025.
Investing Cash Flows
Net cash used in investing activities decreased by $19.8 million during the three-month period ended September 30, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease of $12.5 million in cash used for asset acquisitions and a decrease of $8.3 million in cash used for business acquisitions.
Financing Cash Flows
Net cash used in financing activities decreased by $98.9 million during the three-month period ended September 30, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease of $93.7 million in cash used for common stock repurchases.
Free Cash Flows
Free cash flow (non-GAAP) decreased by $22.5 million during the three-month period ended September 30, 2024, as compared to the same period in the prior fiscal year, primarily driven by the decrease in net cash provided by operating activities.

The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Three Months Ended September 30,
	2024	2023

	(Dollars in Thousands)
Net cash (used in) provided by operating activities (GAAP)	$(4,397)	$16,981
Purchase of property, equipment, and leasehold improvements	(2,022)	(937)
Free cash flow (non-GAAP)	$(6,419)	$16,044
Contractual Obligations
Letters of Credit
Standby letters of credit in the aggregate amounts of $24.5 million and $32.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2024 and June 30, 2024, respectively. The letters of credit expire at various dates through fiscal 2029.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
During the three months ended September 30, 2024 and 2023, 9.9% and 7.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we have not done so during the three months ended September 30, 2024 and 2023. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Japanese Yen, Indonesian Rupiah, Kuwaiti Dinar, Brazilian Reais, Norwegian Krone, Australian Dollar, and Canadian Dollar.
We recorded net foreign currency exchange gains of $2.1 million and losses of $5.9 million, respectively, during the three months ended September 30, 2024 and 2023, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in foreign currency exchange rates could have increased or decreased our results of operations by approximately $2.9 million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of September 30, 2024 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Investment Risk
We own an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $11.8 million Canadian dollars, or $8.7 million U.S. dollars. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $11.8 million Canadian dollars, or $8.7 million U.S. dollars commitment. As of September 30, 2024, the fair value of this investment was $3.3 million Canadian dollars, or $2.5 million U.S. dollars, representing our payment towards the total commitment, and is recorded in non-current assets in our condensed consolidated balance sheets.
Item 4.    Controls and Procedures.
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
b)    Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 remains current in all material respects, with the exception of the risk factor described below.
An escalation of the conflict in the Middle East may have a material adverse impact on our business and operations in the region.
We have operations and customers in the Middle East. Since the initial commencement of the Israeli-Hamas conflict, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel and has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. A further escalation of the conflict or an extension of the conflict for a longer period of time could result in additional armed conflict in other regions in the Middle East and elsewhere, terrorist activities, and political or macroeconomic instability in the Middle East region. This, in turn, could cause our customers in the region to reduce their capital expenditures, resulting in a reduction of our sales to such customers. A decline in our sales to our customers in the affected region and any further impact of such conflict or instability on our operations could materially adversely affect our business and operations in the region, and our financial condition and results of operations generally.
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On August 6, 2024, we announced that our board of directors approved the Fiscal 2025 Share Repurchase Authorization, pursuant to which an aggregate amount of $100.0 million of our common stock may be repurchased.
As of September 30, 2024, a total of 92,819 shares have been repurchased under the Fiscal 2025 Share Repurchase Authorization for $20.5 million, with the total remaining value being $79.5 million. For more details on the Fiscal 2025 Share Repurchase Authorization, refer to Note 13, “Stock Repurchases” to our condensed consolidated financial statements included in this Quarterly Report.
The following is a summary of stock repurchases for each month during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)

	(Dollars in Thousands, Except Shares and per Share Data)
July 1, 2024 to July 31, 2024	—	—	—	—
August 1, 2024 to August 31, 2024	48,451	$214.98	48,451	$89,584
September 1, 2024 to September 30, 2024	44,368	$227.00	44,368	$79,512
Total	92,819	$220.73	92,819
__________
(1)    On August 6, 2024, the Company announced that its Board of Directors approved the Fiscal 2025 Share Repurchase Authorization, pursuant to which an aggregate amount of $100.0 million of its common stock may be repurchased.

Item 3.     Defaults upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.
Item 5.     Other Information.
During the three months ended September 30, 2024, none of our directors or officers adopted, made certain modifications to, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6.     Exhibits.

Exhibit Number	Description

10.1^	Aspen Technology, Inc. Executive Retention Plan

10.2^	Aspen Technology, Inc. Board of Directors Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Aspen Technology, Inc.

Date: November 4, 2024	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ DAVID BAKER
David Baker
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)