Form 10-Q
period 2024-12-31
Aspen Technology, Inc.
filed 2025-02-04
CIK 1897982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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

There were 63,308,360 shares of common stock outstanding as of January 31, 2025.

Aspen Technology, Inc. (“AspenTech” or, together with its subsidiaries, the “Company”) has many registered trademarks including aspenONE and Aspen Plus. All other trade names, trademarks and service marks appearing in this Form 10-Q not owned by AspenTech are the property of their respective owners.
Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2025” refers to the year ending June 30, 2025).

Introductory Note
On January 26, 2025, AspenTech entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emerson Electric Co., a Missouri corporation (“Emerson”), and Emersub CXV, Inc., a Delaware corporation and a wholly owned subsidiary of Emerson (the “Purchaser”, and together with Emerson, the “Buyer Parties”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, the Purchaser will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of AspenTech common stock, par value $0.0001 per share (the “Shares”) (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries), at a price of $265.00 per share (the “Offer Price”), net to the seller in cash, without interest, subject to the conditions set forth in the Merger Agreement.
Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not validly withdrawn) immediately prior to the expiration of the Offer that number of Shares (excluding (1) Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the General Corporation Law of the State of Delaware (the “Delaware Law”) and (2) Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers) that represent at least one more Share than 50% of the total number of Shares outstanding at the expiration of the Offer (excluding, for the purposes of calculating the total number of Shares outstanding, Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers), (b) the absence of any applicable law prohibiting the consummation of the Offer and the Merger, (c) the accuracy of AspenTech’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect (as defined in the Merger Agreement)), (d) the absence of a Company Material Adverse Effect, (e) AspenTech’s performance in all material respects of its obligations under the Merger Agreement, and (f) the other conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. For more information on the Offer and the Merger, refer to the Merger Agreement, which is filed as Exhibit 2.1 hereto.
Following consummation of the Offer, the Purchaser will merge with and into AspenTech, with AspenTech surviving as a wholly owned subsidiary of Emerson (the “Merger”). In the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) that is not tendered and accepted pursuant to the Offer (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will automatically be canceled and retired and will cease to exist, and will thereafter represent only the right to receive the Offer Price in cash and without interest, less any applicable tax withholding. At the Effective Time, each outstanding and unexercised AspenTech stock option, whether vested or unvested, that has an exercise price less than the Offer Price will be automatically canceled and converted into the right to receive, for each Share underlying such AspenTech stock option, an amount in cash without interest equal to the difference between the Offer Price and the applicable per share exercise price, less any applicable tax withholding. At the Effective Time, each AspenTech stock option that has an exercise price equal to or greater than the Offer Price will be canceled for no consideration. At the Effective Time, each AspenTech performance stock unit and each AspenTech restricted stock unit that is (a) vested (and, in the case of an AspenTech performance stock unit, was earned) or (b) held by a non-employee director of the Company (whether vested or unvested), will be automatically canceled and converted into the right to receive, for each Share underlying such AspenTech performance stock unit or AspenTech restricted stock unit, an amount in cash without interest equal to the Offer Price, less any applicable tax withholding. At the Effective Time, each AspenTech performance stock unit and each AspenTech restricted stock unit which is outstanding and unvested and held by an employee of the Company or its subsidiaries who continues to be employed after the Effective Time or an actively engaged non-employee consultant of the Company will be assumed by Emerson and converted into an award of restricted stock units with respect to Emerson shares (in the case of AspenTech performance stock units, based on target performance). The number of Emerson shares applicable to each Parent restricted stock unit will be equal to (i) the number of Shares underlying each AspenTech performance stock unit or AspenTech restricted stock unit multiplied by (ii) the Equity Award Exchange Ratio (as defined in the Merger Agreement), rounded down to the nearest whole number of Emerson shares. Each Emerson restricted stock unit will be subject to the same terms and conditions, (including vesting schedule, other than performance-based vesting conditions) that applied to the corresponding AspenTech performance stock unit or AspenTech restricted stock unit prior to the Effective Time.
The Offer and the Merger are subject to customary closing conditions and are expected to be completed in the first half of calendar year 2025. The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 hereto.
Unless stated otherwise, any forward-looking information contained in this report does not take into account or give any effect to the consummation of the proposed Offer and the Merger.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
 Condensed Consolidated Financial Statements (Unaudited)
ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data; Unaudited)
Revenue:
License and solutions	$188,248	$152,463	$289,907	$301,111
Maintenance	90,577	85,056	181,263	170,024
Services and other	24,730	19,644	48,262	35,336
Total revenue	303,555	257,163	519,432	506,471
Cost of revenue:
License and solutions	61,197	67,326	124,851	138,903
Maintenance	12,159	10,647	22,847	20,848
Services and other	20,908	16,960	42,013	33,242
Total cost of revenue	94,264	94,933	189,711	192,993
Gross profit	209,291	162,230	329,721	313,478
Operating expenses:
Selling and marketing	117,961	122,240	243,622	244,618
Research and development	48,115	53,145	98,115	106,821
General and administrative	33,745	36,088	66,753	71,494
Restructuring costs	484	—	8,210	—
Total operating expenses	200,305	211,473	416,700	422,933
Income (loss) from operations	8,986	(49,243)	(86,979)	(109,455)
Other expense, net	(8,905)	(199)	(6,864)	(6,029)
Interest income, net	16,481	12,283	33,657	26,333
Income (loss) before benefit for income taxes	16,562	(37,159)	(60,186)	(89,151)
Benefit for income taxes	(3,779)	(15,659)	(20,063)	(33,126)
Net income (loss)	$20,341	$(21,500)	$(40,123)	$(56,025)
Net income (loss) per common share:
Basic	$0.32	$(0.34)	$(0.63)	$(0.88)
Diluted	$0.32	$(0.34)	$(0.63)	$(0.88)
Weighted average shares outstanding:
Basic	63,259	63,699	63,252	64,009
Diluted	63,638	63,699	63,252	64,009

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands; Unaudited)
Net income (loss)	$20,341	$(21,500)	$(40,123)	$(56,025)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,744)	4,870	(6,542)	(6,331)
Total other comprehensive (loss) income	(11,744)	4,870	(6,542)	(6,331)
Comprehensive income (loss)	$8,597	$(16,630)	$(46,665)	$(62,356)

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024

	(Dollars in Thousands, Except Share Data; Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,814	$236,970
Accounts receivable, net	133,043	115,533
Current contract assets, net	471,294	409,177
Prepaid expenses and other current assets	27,910	27,441
Receivables from related parties	69,670	78,483
Prepaid income taxes	9,347	8,462
Total current assets	893,078	876,066
Property, equipment and leasehold improvements, net	17,270	17,389
Goodwill	8,356,307	8,328,201
Intangible assets, net	3,960,147	4,184,750
Non-current contract assets, net	546,664	515,106
Contract costs	27,180	24,903
Operating lease right-of-use assets	91,874	96,034
Deferred income tax assets	5,369	6,989
Other non-current assets	38,901	22,269
Total assets	$13,936,790	$14,071,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,202	$8,099
Accrued expenses and other current liabilities	78,718	100,167
Due to related parties	19,958	47,449
Current operating lease liabilities	10,734	13,125
Income taxes payable	26,979	44,249
Current contract liabilities	120,820	124,312
Total current liabilities	268,411	337,401
Non-current contract liabilities	50,032	27,512
Deferred income tax liabilities	727,913	790,687
Non-current operating lease liabilities	84,863	84,875
Other non-current liabilities	28,464	18,377
Stockholders’ equity:
Common stock, $0.0001 par value Authorized—600,000,000 shares Issued— 65,514,052 and 65,367,159 shares Outstanding— 63,305,569 and 63,251,495 shares	7	7
Additional paid-in capital	13,309,255	13,277,851
Accumulated deficit	(91,285)	(51,162)
Accumulated other comprehensive loss	(13,803)	(7,261)
Treasury stock, at cost — 2,208,483 and 2,115,664 shares of common stock	(427,067)	(406,580)
Total stockholders’ equity	12,777,107	12,812,855
Total liabilities and stockholders’ equity	$13,936,790	$14,071,707

 See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive (Loss) Income	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data; Unaudited)

Balance June 30, 2024	$(7,261)	65,367,159	$7	$13,277,851	$(51,162)	2,115,664	$(406,580)	$12,812,855
Net loss	—	—	—	—	(60,464)	—	—	(60,464)
Other comprehensive income	5,202	—	—	—	—	—	—	5,202
Issuance of shares of common stock	—	48,326	—	6,662	—	—	—	6,662
Issuance of restricted stock units and net share settlement related to withholding taxes	—	38,004	—	(5,623)	—	—	—	(5,623)
Repurchase of common stock	—	—	—		—	92,819	(20,487)	(20,487)
Stock-based compensation	—	—	—	14,814	—	—	—	14,814
Balance September 30, 2024	$(2,059)	65,453,489	$7	$13,293,704	$(111,626)	2,208,483	$(427,067)	$12,752,959
Net income	—	—	—	—	20,341	—	—	20,341
Other comprehensive loss	(11,744)	—	—	—	—	—	—	(11,744)
Issuance of shares of common stock	—	33,697	—	4,676	—	—	—	4,676
Issuance of restricted stock units and net share settlement related to withholding taxes	—	26,866	—	(3,707)	—	—	—	(3,707)
Stock-based compensation	—	—	—	14,582	—	—	—	14,582
Balance December 31, 2024	$(13,803)	65,514,052	$7	$13,309,255	$(91,285)	2,208,483	$(427,067)	$12,777,107

	Accumulated Other Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
		Number of Shares	Par Value			Number of Shares	Cost

	(Dollars in Thousands, Except Share Data; Unaudited)

Balance June 30, 2023	$2,436	64,952,868	$6	$13,194,028	$(41,391)	487,626	$(84,150)	$13,070,929
Net loss	—	—	—	—	(34,525)	—	—	(34,525)
Other comprehensive loss	(11,201)	—	—	—	—	—	—	(11,201)
Issuance of shares of common stock	—	29,644	—	3,826	—	—	—	3,826
Issuance of restricted stock units and net share settlement related to withholding taxes	—	47,896	—	(4,585)	—	—	—	(4,585)
Repurchase of common stock	—	—	—	20,210	—	686,843	(134,434)	(114,224)
Stock-based compensation	—	—	—	16,699	—	—	—	16,699
Balance September 30, 2023	$(8,765)	65,030,408	$6	$13,230,178	$(75,916)	1,174,469	$(218,584)	$12,926,919
Net loss	—	—	—	—	(21,500)	—	—	(21,500)
Other comprehensive income	4,870	—	—	—	—	—	—	4,870
Issuance of shares of common stock	—	32,212	—	4,268	—	—	—	4,268
Issuance of restricted stock units and net share settlement related to withholding taxes	—	107,558	—	(9,590)	—	—	—	(9,590)
Repurchase of common stock	—	—	—	—	—	375,041	(72,105)	(72,105)
Stock-based compensation	—	—	—	16,211	—	—	—	16,211
Balance December 31, 2023	$(3,895)	65,170,178	$6	$13,241,067	$(97,416)	1,549,510	$(290,689)	$12,849,073

See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2024	2023

	(Dollars in Thousands; Unaudited)
Cash flows from operating activities:
Net loss	$(40,123)	$(56,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	247,636	246,386
Reduction in the carrying amount of right-of-use assets	7,951	6,932
Net foreign currency losses	6,869	6,168
Stock-based compensation	29,396	32,910
Deferred income taxes	(65,960)	(94,210)
Provision for uncollectible receivables	2,497	3,385
Other non-cash operating activities	941	(629)
Changes in assets and liabilities:
Accounts receivable	(18,465)	(10,709)
Contract assets	(100,659)	(57,926)
Contract costs	852	(3,059)
Lease liabilities	(6,417)	(7,108)
Prepaid expenses, prepaid income taxes, and other assets	(22,334)	(17,606)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(25,648)	9,258
Contract liabilities	17,203	(10,959)
Net cash provided by operating activities	33,739	46,808
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(3,133)	(1,437)
Payments for business acquisitions, net of cash acquired	(36,490)	(8,273)
Payments for equity method investments	(146)	(521)
Payments for capitalized computer software development costs	(634)	(131)
Payments for asset acquisitions	—	(12,500)
Net cash used in investing activities	(40,403)	(22,862)
Cash flows from financing activities:
Issuance of shares of common stock, net of taxes	10,993	7,920
Repurchases of common stock	(22,707)	(186,329)
Payment of tax withholding obligations related to restricted stock	(8,448)	(13,843)
Net transfers (to) from Parent Company	(20,420)	68,755
Payments of debt issuance costs	(812)	—
Net cash used in financing activities	(41,394)	(123,497)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(945)	(10,905)
Decrease in cash, cash equivalents and restricted cash	(49,003)	(110,456)
Cash, cash equivalents and restricted cash, beginning of period	248,468	241,209
Cash, cash equivalents and restricted cash, end of period	$199,465	$130,753

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$181,814	$130,753
Restricted cash in other non-current assets	17,651	—
Total cash, cash equivalents and restricted cash	$199,465	$130,753

Supplemental disclosure of cash flow information:
Income taxes paid, net	$62,025	$66,290
Interest paid	$979	$2,433
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$59	$92
Lease liabilities arising from obtaining right-of-use assets	$1,267	$36,144
See accompanying notes to these unaudited condensed consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Basis of Presentation
The Company is a leading industrial software company that develops solutions to address complex industrial environments where it is critical to optimize the asset design, operations and maintenance lifecycle. Through the Company’s unique combination of product capabilities, deep domain expertise and award-winning innovation, customers across diverse end markets in asset-intensive industries can improve their operational excellence while achieving sustainability goals.
The Company had revenue from customers in 113 countries during fiscal 2025.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements as of December 31, 2024, and for the second quarter of fiscal 2025 and 2024 pursuant to the rules and regulations of the SEC and in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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
Beginning with the consolidated balance sheet as of June 30, 2024, the Company classifies cash balances that are both held in Russia and in excess of what it estimates will be required to wind down its operations in Russia as restricted cash due to current restrictions impacting the Company’s ability to transfer funds from bank accounts located in Russia to other countries. As of December 31, 2024 and June 30, 2024, the restricted cash held in Russia was $13.3 million and $11.5 million, respectively, which is included within other non-current assets on the condensed consolidated balance sheets.
2.    Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There were no material changes to our significant accounting policies during the six months ended December 31, 2024.
(a)     Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued to modify the disclosure or presentation requirements of a variety of topics in the codification. The effective date for each amendment will be the date on which the SEC removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its financial position or results of operations.

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
3.    Revenue from Contracts with Customers
Contract Assets and Contract Liabilities
The Company’s contract assets and contract liabilities were as follows as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

	(Dollars in Thousands)
Contract assets	$1,017,958	$924,283
Contract liabilities	(170,852)	(151,824)
Net contract assets	$847,106	$772,459
The majority of the Company’s contract balances are related to arrangements where revenue is recognized at a point in time and payments are made according to a contractual billing schedule. The change in the net contract asset balance during the six months ended December 31, 2024 was primarily due to greater revenue recognition as compared to billings. Revenue recognized from the contract liability balance as of June 30, 2024 was $32.7 million and $70.7 million for the three and six months ended December 31, 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes the aggregate amount of the transaction price allocated as of December 31, 2024 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2025	2026	2027	2028	2029	Thereafter	Total

	(Dollars in Thousands)
License and solutions	$111,366	$63,831	$25,450	$13,498	$3,738	$827	$218,710
Maintenance	176,818	268,029	191,916	130,171	79,073	49,272	895,279
Services and other	52,397	53,726	20,555	8,942	613	99	136,332
Total	$340,581	$385,586	$237,921	$152,611	$83,424	$50,198	$1,250,321

Disaggregated Revenue Information
The table below reflects disaggregated revenues by business for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Heritage AspenTech	$228,572	$167,437	$378,615	$343,180
Subsurface Science & Engineering (“SSE”)	24,332	28,574	44,642	52,655
Digital Grid Management (“DGM”)	50,651	61,152	96,175	110,636
Total	$303,555	$257,163	$519,432	$506,471
The Company had one customer that accounted for 10 percent or more of the Company’s total revenues for the three months ended December 31, 2024. The Company did not have any customers that accounted for 10 percent or more of the Company’s total revenues for the three months ended December 31, 2023 or for the six months ended December 31, 2024 and 2023, respectively.
4.    Acquisitions
Open Grid Systems, Ltd.
On November 15, 2024, the Company completed the acquisition of Open Grid Systems, Ltd. (“OGS”), which is a global provider of network model management technology and a pioneer in developing model-driven applications supporting open access to data through industry standards. Total cash consideration was $48.9 million, which consisted of $39.8 million of cash paid at closing and an additional $9.1 million in indemnification holdbacks, to be held back until May 2026 for certain representations, warranties, and obligations of the sellers. The holdback is recorded in other non-current liabilities in our condensed consolidated balance sheets. The total cash acquired from OGS was approximately $3.3 million, resulting in a net cash payment of $36.5 million at closing. The Company recognized goodwill of $31.8 million (none of which is expected to be tax deductible) and identifiable intangible assets of $19.7 million, primarily consisting of developed technology and customer relationships, with a useful life of approximately five years for developed technology and seven years for customer relationships.
5.    Intangible Assets
Intangible assets consist of the following as of December 31, 2024 and June 30, 2024:

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

December 31, 2024	(Dollars in Thousands)
Gross carrying amount	$1,920,040	$464,400	$3,084,026	$24,807	$5,493,273
Less: Accumulated amortization	(633,561)	(19,869)	(868,495)	(11,201)	(1,533,126)
Net carrying amount	$1,286,479	$444,531	$2,215,531	$13,606	$3,960,147

	Developed Technology	Trademarks	Customer Relationships and Backlog	Capitalized Software and Other	Total

June 30, 2024	(Dollars in Thousands)
Gross carrying amount	$1,906,737	$461,000	$3,082,083	$24,181	$5,474,001
Less: Accumulated amortization	(540,630)	(14,531)	(723,812)	(10,278)	(1,289,251)
Net carrying amount	$1,366,107	$446,469	$2,358,271	$13,903	$4,184,750
Of the total intangible assets net carrying amount of $4.0 billion as of December 31, 2024, $430.0 million relates to the registered trademarks associated with the Previous Emerson Transaction (as defined in Note 16, “Related-Party Transactions”) that are not subject to amortization. Total intangible asset amortization expense was $122.5 million and $121.7 million during the three months ended December 31, 2024 and 2023, respectively, and $244.2 million and $243.4 million during the six months ended December 31, 2024 and 2023, respectively.

6.    Goodwill
The changes in the carrying amount of goodwill during the six months ended December 31, 2024 were as follows:

Carrying Value
(Dollars in Thousands)
Balance as of June 30, 2024	$8,328,201
Acquisition of Open Grid Systems, Ltd.	31,820
Foreign currency translation	(3,714)
Balance as of December 31, 2024	$8,356,307
7.    Restructuring Costs
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
Restructuring costs were $0.5 million and $8.2 million for the three and six months ended December 31, 2024, respectively, and there were no restructuring costs for the three and six months ended December 31, 2023. As of December 31, 2024, the liability associated with unpaid restructuring costs was $0.7 million, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
8.    Leases
Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of total lease expense for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Operating lease expense	$4,850	$5,023	$9,827	$9,489
Variable lease expense	$19	$193	$423	$416
Short term lease expense	$150	$147	$286	$304
The following table summarizes the balances of the Company’s operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

	(Dollars in Thousands)
Operating lease right-of-use assets	$91,874	$96,034
Current operating lease liabilities	$10,734	$13,125
Non-current operating lease liabilities	$84,863	$84,875
The weighted-average remaining lease term for operating leases was eleven years as of December 31, 2024 and June 30, 2024. The weighted-average discount rate was 4.2% and 4.0% as of December 31, 2024 and June 30, 2024, respectively.

The following table represents the future maturities of the Company’s operating lease liabilities as of December 31, 2024:

Future Maturities
Year Ending June 30,	(Dollars in Thousands)
2025	$11,382
2026	13,318
2027	14,416
2028	13,486
2029	12,865
Thereafter	85,615
Total lease payments	151,082
Less: imputed interest	(31,111)
Less: leasehold improvement incentives to be utilized	(24,374)
Total lease maturities	$95,597
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)

	(Dollars in Thousands)
December 31, 2024
Money market funds (cash equivalents)	$86,681	$—
Equity method investments	$—	$2,584

June 30, 2024
Money market funds (cash equivalents)	$129,710	$—
Equity method investments	$—	$2,437
Financial instruments not measured or recorded at fair value in the accompanying condensed consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates its carrying value. The estimated fair value of the borrowings under the Second Amended and Restated Credit Agreement (described below in Note 11, “Debt”) approximates its carrying value due to the floating interest rate.

10.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2024	June 30, 2024

	(Dollars in Thousands)
Compensation-related	$50,670	$61,976
Accrued taxes	5,468	10,991
Professional fees	5,031	4,987
Acquisition related	2,923	1,804
Restructuring	733	—
Other	13,893	20,409
Total accrued expenses and other current liabilities	$78,718	$100,167
11.    Debt
Second Amended and Restated Credit Agreement
On June 27, 2024, the Company entered into a new Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, National Association with an expiration date of June 27, 2029 that provides for aggregate borrowing commitments of $200.0 million.
As of December 31, 2024, the Company was in compliance with the covenants associated with the Second Amended and Restated Credit Agreement, and, after considering eligible outstanding letters of credit allowable in the aggregate amount of $5.5 million, the Company had $194.5 million available for borrowing.
For a more detailed description of the Second Amended and Restated Credit Agreement, see Note 12, “Debt” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
12.    Stock-Based Compensation
The stock-based compensation expense under all equity plans and its classification in the condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Cost of license and solutions	$578	$602	$1,129	$1,282
Cost of maintenance	893	729	1,780	1,217
Cost of services and other	1,430	360	2,475	858
Selling and marketing	2,382	2,707	5,312	5,649
Research and development	3,306	3,719	6,306	8,272
General and administrative	5,993	8,094	12,394	15,632
Total stock-based compensation	$14,582	$16,211	$29,396	$32,910

Stock Options
The table below summarizes activities related to stock options for the six months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of June 30, 2024	760,088	$160.82	5.61	$43,132
Exercised	(76,014)	$138.51
Cancelled / Forfeited	(30,840)	$174.66
Outstanding as of December 31, 2024	653,234	$159.64	5.40	$69,746
Exercisable as of December 31, 2024	536,091	$133.33	4.96	$62,348
Vested and expected to vest as of December 31, 2024	627,824	$141.24	5.33	$68,056
__________
(1)     The aggregate intrinsic value in this table represents any excess of the closing market price of the Company’s common stock as of December 31, 2024 ($249.63) over the exercise price of the underlying options.
Restricted Stock Units and Performance Stock Units
Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are not included in issued and outstanding common stock until the units are vested and the underlying shares are settled. The table below summarizes activities related to RSUs and PSUs for the six months ended December 31, 2024:

	Number of Shares Underlying PSUs	Weighted Average Grant-Date Fair Value PSUs	Number of Shares Underlying RSUs	Weighted Average Grant-Date Fair Value RSUs

	(Dollars in Thousands, except per share data)
Outstanding as of June 30, 2024	82,656	$194.03	288,887	$193.98
Granted	90,859	$234.27	163,322	$231.24
Settled	—	$—	(104,088)	$200.41
Forfeited	(14,434)	$194.88	(32,274)	$199.11
Outstanding as of December 31, 2024	159,081	$216.94	315,847	$210.66
Weighted average remaining recognition period of outstanding units (in years)	2.35		1.97
Unrecognized stock-based compensation expense of outstanding units	$20,913		$59,429
Aggregate intrinsic value of outstanding units	$31,157		$76,622
In fiscal 2024 and 2025, the Company granted PSUs with both a performance and service condition. The performance condition relates to the attainment of predefined goals based on annual contract value and free cash flow. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements.

13.    Net Income (Loss) Per Share
The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars and Shares in Thousands, Except per Share Data)
Net income (loss)	$20,341	$(21,500)	$(40,123)	$(56,025)

Basic weighted average shares outstanding	63,259	63,699	63,252	64,009

Dilutive impact from:
Employee equity awards	379	—	—	—
Dilutive weighted average shares outstanding	63,638	63,699	63,252	64,009

Net income (loss) per share
Basic	$0.32	$(0.34)	$(0.63)	$(0.88)
Dilutive	$0.32	$(0.34)	$(0.63)	$(0.88)
In reporting periods where the Company has incurred a net loss, all employee equity awards were anti-dilutive. The following employee equity awards were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Shares in Thousands)
Employee equity awards	1,117	1,433	1,042	1,352
14.    Stock Repurchases
On August 6, 2024, the Company announced that its Board of Directors (the “Board”) approved a share repurchase authorization (the “Fiscal 2025 Share Repurchase Authorization”) pursuant to which an aggregate amount of up to $100.0 million of its common stock may be repurchased, by means of open market transactions, block transactions, privately negotiated purchase transactions or any other purchase techniques, including 10b5-1 trading plans. The timing and amount of any shares repurchased under the Fiscal 2025 Share Repurchase Authorization are based on market conditions and other factors. All shares of the Company’s common stock repurchased have been recorded as treasury stock under the cost method. The Company reflects share repurchases in its condensed consolidated financial statements once the transaction is settled.
AspenTech suspended its purchasing activity on its Fiscal 2025 Share Repurchase Authorization in the second quarter of fiscal 2025. Prior to this, the Company repurchased 92,819 shares for $20.5 million under the Fiscal 2025 Share Repurchase Authorization.
15.    Benefit for Income Taxes
The Company computes its tax benefit for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For both the three and six months ended December 31, 2024 and 2023 the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $3.8 million and $15.7 million for the three months ended December 31, 2024 and 2023, respectively, resulting in effective tax rates of (22.8)% and 42.1%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax earnings.
Benefit for income taxes was $20.1 million and $33.1 million for the six months ended December 31, 2024 and 2023, respectively, resulting in effective tax rates of 33.3% and 37.2%, respectively. Income tax benefit decreased primarily due to an increase in year-to-date earnings and a decrease in Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period.

16.    Related-Party Transactions
On January 26, 2025, AspenTech entered into the Merger Agreement with Emerson and the Purchaser. The Merger Agreement provides that, subject to the terms of the Merger Agreement, the Purchaser will commence the Offer to purchase all of the outstanding Shares (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries), at the Offer Price, net to the seller in cash, without interest, subject to the conditions set forth in the Merger Agreement.
Consummation of the Offer is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not validly withdrawn) immediately prior to the expiration of the Offer that number of Shares (excluding (1) Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the General Corporation Law of the State of Delaware (the “Delaware Law”) and (2) Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers) that represent at least one more Share than 50% of the total number of Shares outstanding at the expiration of the Offer (excluding, for the purposes of calculating the total number of Shares outstanding, Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers), (b) the absence of any applicable law prohibiting the consummation of the Offer and the Merger, (c) the accuracy of AspenTech’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect), (d) the absence of a Company Material Adverse Effect, (e) AspenTech’s performance in all material respects of its obligations under the Merger Agreement, and (f) the other conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. For more information on the Offer and the Merger, refer to Exhibit 2.1 filed herewith.
On October 10, 2021, Emerson entered into a definitive agreement (the “Transaction Agreement”) with AspenTech Corporation (f/k/a Aspen Technology, Inc.) (“Heritage AspenTech”) to contribute the Emerson industrial software business (the “Industrial Software Business”), along with $6.014 billion in cash, to create AspenTech (the “Previous Emerson Transaction”). The Industrial Software Business included the DGM business and the SSE business. The Previous Emerson Transaction closed on May 16, 2022 (“Closing Date”). Emerson owned approximately 57% of AspenTech’s outstanding shares of common stock as of December 31, 2024.
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
Before the closing of the Previous Emerson Transaction, the Industrial Software Business was charged for costs directly attributable to the DGM and SSE businesses and was allocated a portion of Emerson’s costs, including general corporate costs, information technology costs, insurance and other benefit costs, and shared service and other costs. All of these costs are reflected in the Company’s condensed consolidated financial statements. Management believes the methodologies and assumptions used to allocate these costs are reasonable.
At the closing of the Previous Emerson Transaction, Emerson and the Company entered into a transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary services from Emerson to the Company. Pursuant to the Transition Service Agreement, Emerson provides the Company with certain services, including information technology, human resources and other specified services, as well as access to certain of Emerson’s existing facilities. Transition Service Agreement related activities have been recorded as cost of goods sold or operating expenses from related parties and resulting balances have been presented as receivable from or due to related parties in the condensed consolidated financial statements. The Transition Services Agreement expiration date was extended from December 31, 2024 to June 30, 2025 during the second quarter of fiscal 2025.

In connection with the closing of the Previous Emerson Transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a tax matters agreement (the “Tax Matters Agreement”) with Emerson. The Registration Rights Agreement grants Emerson certain market registration rights, including demand registration rights and piggyback registration rights, with respect to its registrable securities. The Company has agreed to pay out-of-pocket fees and expenses in connection with such registration, subject to certain exceptions. The Tax Matters Agreement governs the rights and obligations that the Company and Emerson have with respect to taxes of the Company and certain Emerson subsidiaries. In addition, under the terms of the Tax Matters Agreement, the Company agreed to indemnify Emerson and its affiliates against any and all tax-related liabilities incurred by them relating to the Previous Emerson Transaction and certain related business reorganizations to the extent such tax-related liabilities are caused by any action taken by the Company.
Receivables from related parties and due to related parties reported in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024 include the following:

	December 31, 2024	June 30, 2024

	(Dollars in Thousands)
Interest bearing receivables from related parties	$69,497	$78,278
Trade receivables from related parties	173	205
Receivables from related parties	$69,670	$78,483

Interest bearing payables to related parties	$19,660	$47,315
Trade payables to related parties	298	134
Due to related parties	$19,958	$47,449
Allocations and charges from Emerson are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Information technology	$76	$370	$270	$1,346
Shared services and other	$107	$266	$269	$640
Corporate costs, human resources, and insurance and other benefits are recorded in general and administrative expenses and information technology, facility charges, and shared services and other are allocated to cost of goods sold and operating expenses based on systemic methods.
Before the closing of the Previous Emerson Transaction, the DGM and SSE businesses engaged in various transactions to sell software and purchase goods in the ordinary course of business with affiliates of Emerson. At the closing, the Company and Emerson entered into a commercial agreement to allow Emerson to distribute software and services from the Company (the “Commercial Agreement”). Pursuant to the Commercial Agreement, as amended from time to time in accordance with the Stockholders Agreement (as defined below), AspenTech grants Emerson the right to distribute, on a non-exclusive basis, certain (i) existing Heritage AspenTech products, (ii) existing Emerson products transferred to AspenTech pursuant to the Transaction Agreement and (iii) future AspenTech products as mutually agreed upon, in each case, to end-users through Emerson acting as an agent, reseller or original equipment manufacturer. Commercial Agreement-related activities have been recorded as revenues and expenses from related parties and resulting trade balances have been presented as trade receivables from related parties in the condensed consolidated financial statements. Revenue and purchases from Emerson affiliates for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Revenue from Emerson affiliates	$2,350	$43	$3,337	$310
Purchases from Emerson affiliates	$7	$118	$82	$189

Emerson Share Maintenance Rights
Immediately following the closing of the Previous Emerson Transaction, Emerson beneficially owned 55% of the fully diluted shares of AspenTech common stock. At the Closing Date, the Company and Emerson entered into a stockholders agreement (the “Stockholders Agreement”), which sets forth, among other matters, the right of Emerson to nominate directors to AspenTech’s Board, the right of Emerson to nominate the chair of AspenTech’s Board, the composition of the committees of AspenTech’s Board, certain consent rights of Emerson to certain material actions taken by the Company and consent rights with respect to modifications or changes to the Company’s business strategy. Under the Stockholders Agreement, Emerson also has the right to acquire additional equity securities of AspenTech pursuant to pre-agreed procedures and rights in order to maintain its ownership interest. No additional shares of common stock, or any other equity securities of AspenTech, were issued by the Company to Emerson subsequent to the closing of the Previous Emerson Transaction through December 31, 2024.
17.    Segment and Geographic Information
The Company operates in one operating and reportable segment. The Company’s chief operating decision maker is its President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Geographic Information
Summarized below is information about the Company’s geographic operations:

	Revenue by Destination
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Americas	$169,095	$148,358	$280,961	$281,374
Asia, Middle East and Africa	69,726	57,030	121,995	114,715
Europe	64,734	51,775	116,476	110,382
Total	$303,555	$257,163	$519,432	$506,471
Americas included revenue in the United States of $139.8 million and $132.7 million for the three months ended December 31, 2024 and 2023, respectively, and $223.2 million and $228.7 million for the six months ended December 31, 2024 and 2023, respectively.

	Property, Equipment, and
	Leasehold Improvements, Net
	December 31, 2024	June 30, 2024

	(Dollars in Thousands)
Americas	$13,352	$13,643
Asia, Middle East and Africa	2,598	2,011
Europe	1,320	1,735
Total	$17,270	$17,389
Property, equipment, and leasehold improvements, net located in the United States were $11.0 million and $11.2 million as of December 31, 2024 and June 30, 2024, respectively.

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
By combining the software capabilities, deep domain expertise and leadership of Heritage AspenTech with the DGM and SSE businesses, we expanded our served markets, augmented our expertise and sales channels, and broadened our portfolio to include five product suites: Performance Engineering (“ENG”), Manufacturing and Supply Chain (“MSC”), Asset Performance Management (“APM”), DGM, and SSE. These suites are supported by inmation Software GmbH, our data platform with advanced capabilities in data contextualization, structuring and cleansing, which enables our customers to better manage their industrial data at scale.

Recent Events
On January 26, 2025, AspenTech entered into the Merger Agreement with Emerson and the Purchaser. The Merger Agreement provides that, subject to the terms of the Merger Agreement, the Purchaser will commence the Offer to purchase all of the outstanding Shares (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries), at the Offer Price, net to the seller in cash, without interest, subject to the conditions set forth in the Merger Agreement.
On November 15, 2024, we completed the acquisition of OGS, which is a global provider of network model management technology and a pioneer in developing model-driven applications supporting open access to data through industry standards. Total cash consideration paid was $48.9 million, which consisted of $39.8 million of cash paid at closing and an additional $9.1 million in indemnification holdbacks, to be held back until May 2026 for certain representations, warranties, and obligations of the sellers. We recognized goodwill of $31.8 million and identifiable intangible assets of $19.7 million. See Note 4 “Acquisitions” to our condensed consolidated financial statements included in this Quarterly Report for further information.
On August 6, 2024, we announced that our Board approved the Fiscal 2025 Share Repurchase Authorization, pursuant to which we may repurchase up to an aggregate amount of up to $100.0 million of our outstanding shares of common stock. We suspended purchasing activity on our Fiscal 2025 Share Repurchase Authorization in the second quarter of fiscal 2025. Prior to this, we repurchased 92,819 shares for $20.5 million under the Fiscal 2025 Share Repurchase Authorization.
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

ACV is adversely affected by term license and SMS agreements that are renewed at a lower entitlement level or not renewed, a decrease in the value of licenses delivered, and, to a lesser extent, by customer agreements that become inactive during the agreement’s term because, in our determination, amounts due (or that will become due) under the agreement are not collectible. As ACV is an estimate of annual billings, it generally will not include contracts with a term of less than one year. Because ACV represents all other active term software and SMS agreements, it may include amounts under agreements with customers that are delinquent in paying invoices, that are in bankruptcy proceedings, and agreements that are subject to termination by the customer or where payment is otherwise in doubt.
As of December 31, 2024, customer agreements representing approximately 85.5% of our ACV (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate ACV in U.S. dollars rather than using current exchange rates, so that our calculation of growth in ACV is not affected by fluctuations in foreign currencies.
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
Beginning in the fourth quarter of fiscal 2024, we suspended all commercial activities in Russia following the announcement of expanded commercial sanctions in the country. Beginning in the first quarter of fiscal 2025, we no longer include ACV associated with the Company’s Russia business within ACV for all periods presented. ACV grew by approximately 9.2%, from $883.3 million as of December 31, 2023 to $964.9 million as of December 31, 2024, and by approximately 3.4% from $932.9 million as of June 30, 2024.
Total Contract Value
TCV is the aggregate value of all payments received or to be received under all active term license and SMS agreements, including maintenance and escalation. Beginning in the first quarter of fiscal 2025, we no longer include TCV associated with the Company’s Russia business within TCV for all periods presented. Our TCV was $4.1 billion and $3.7 billion as of December 31, 2024 and 2023, respectively.
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
Bookings were $307.5 million during the three months ended December 31, 2024, compared to $233.4 million during the three months ended December 31, 2023. Bookings were $459.0 million during the six months ended December 31, 2024, compared to $445.2 million during the six months ended December 31, 2023. The change in bookings is primarily driven by the timing of contract renewals and a higher concentration of attrition.
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

The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Six Months Ended December 31,
	2024	2023

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$33,739	$46,808
Purchase of property, equipment, and leasehold improvements	(3,133)	(1,437)
Payments for capitalized computer software development costs	(634)	(131)
Free cash flow (non-GAAP)	$29,972	$45,240
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to loss from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability.
The following table provides a reconciliation of GAAP income (loss) from operations to non-GAAP income from operations for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
GAAP income (loss) from operations	$8,986	$(49,243)	$(86,979)	$(109,455)
Plus:
Stock-based compensation	14,582	16,211	29,396	32,910
Amortization of intangible assets	122,286	121,565	243,875	243,152
Acquisition and integration planning related fees	2,641	125	3,046	(130)
Restructuring costs	484	—	8,210	—
Non-GAAP income from operations	$148,979	$88,658	$197,548	$166,477
Critical Accounting Estimates and Judgments
As of December 31, 2024, the Company’s critical accounting estimates and judgments had not changed significantly from June 30, 2024. Note 2, “Significant Accounting Policies,” to the consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this Quarterly Report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements included in this Quarterly Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Results of Operations
Comparison of the Three Months Ended December 31, 2024 and 2023
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue for certain financial data for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Increase / (Decrease) Change		(% of Revenue)
	2024	2023	$	%	2024	2023

	(Dollars in Thousands)
Revenue:
License and solutions	$188,248	$152,463	$35,785	23.5%	62.0%	59.3%
Maintenance	90,577	85,056	5,521	6.5	29.8	33.1
Services and other	24,730	19,644	5,086	25.9	8.1	7.6
Total revenue	303,555	257,163	46,392	18.0	100.0	100.0
Cost of revenue:
License and solutions	61,197	67,326	(6,129)	(9.1)	20.2	26.2
Maintenance	12,159	10,647	1,512	14.2	4.0	4.1
Services and other	20,908	16,960	3,948	23.3	6.9	6.6
Total cost of revenue	94,264	94,933	(669)	(0.7)	31.1	36.9
Gross profit	209,291	162,230	47,061	29.0	68.9	63.1
Operating expenses:
Selling and marketing	117,961	122,240	(4,279)	(3.5)	38.9	47.5
Research and development	48,115	53,145	(5,030)	(9.5)	15.9	20.7
General and administrative	33,745	36,088	(2,343)	(6.5)	11.1	14.0
Restructuring costs	484	—	484	100.0	0.2	—
Total operating expenses	200,305	211,473	(11,168)	(5.3)	66.0	82.2
Income (loss) from operations	8,986	(49,243)	58,229	(118.2)	3.0	(19.1)
Other expense, net	(8,905)	(199)	(8,706)	4,374.9	(2.9)	(0.1)
Interest income, net	16,481	12,283	4,198	34.2	5.4	4.8
Income (loss) before benefit for income taxes	16,562	(37,159)	53,721	(144.6)	5.5	(14.4)
Benefit for income taxes	(3,779)	(15,659)	11,880	(75.9)	(1.3)	(6.1)
Net income (loss)	$20,341	$(21,500)	$41,841	(194.6)%	6.7%	(8.4)%
Revenue
Total revenue increased by $46.4 million, or 18.0%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase of $35.8 million in license and solutions revenue, an increase of $5.5 million in maintenance revenue, and an increase of $5.1 million in services and other revenue.
License and Solutions Revenue
License and solutions revenue increased by $35.8 million, or 23.5%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the timing of renewals and new contracts signed during the current period.
Maintenance Revenue
Maintenance revenue increased by $5.5 million, or 6.5%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to growth of our base of customer arrangements through both natural renewals of, and amendments to, existing customer arrangements.
Services and Other Revenue
Services and other revenue increased by $5.1 million, or 25.9%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to new contracts signed during the quarter and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation, and the timing and volume of professional services engagements.

Cost of Revenue
Total cost of revenue decreased by $0.7 million, or 0.7%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $6.1 million, or 9.1%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we are now recognizing distinct performance obligations for certain customer contracts, whereby costs associated with these customer contracts are recognized in cost of services and other revenue. Gross profit margin on license and solutions revenue during the three months ended December 31, 2024 increased to 67.5%, from 55.8% for the three months ended December 31, 2023, primarily due to higher license and solutions revenue in the current period driven by new signings in the quarter and the timing of renewals.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $1.5 million, or 14.2%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year primarily due to the increased costs driven by the growth of our base of customer arrangements. Gross profit margin on maintenance revenue during the three months ended December 31, 2024 decreased to 86.6%, from 87.5% for the three months ended December 31, 2023, primarily due to the increased costs of maintenance revenue mentioned above.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $3.9 million, or 23.3%, for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation and the corresponding cost is recognized in cost of services and other revenue. Gross profit margin on services and other revenue during the three months ended December 31, 2024 increased to 15.5%, from 13.7% for the three months ended December 31, 2023, primarily due to higher services and other revenue resulting from better leveraging our costs with increased projects.
Gross Profit
Overall gross profit increased by $47.1 million, or 29.0%, for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher licensing and solutions revenue. Gross profit margin during the three months ended December 31, 2024 increased to 68.9%, from 63.1% for the three months ended December 31, 2023. The increase was primarily driven by the timing of renewals and signings in the quarter, as well as lower compensation costs driven by lower headcount.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense decreased by $4.3 million, or 3.5%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $4.0 million related to salary, benefits and stock-based compensation resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Research and Development Expense
Research and development expense decreased by $5.0 million, or 9.5%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $5.4 million, related to a reduction of salary and benefits expenses resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.

 General and Administrative Expense
General and administrative expense decreased by $2.3 million, or 6.5%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $3.2 million related to lower salary and stock-based compensation expenses resulting from the reorganization of our corporate structure that was announced in August 2024, which was partially offset by an increase of $2.4 million in acquisition-related fees. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Restructuring Costs
Restructuring costs increased by $0.5 million, or 100.0%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year. This is a result of the reorganization of our corporate structure that was announced in August 2024, which resulted in the elimination of certain roles and our winding down of operations in Russia. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Non-Operating (Expense) Income
Other Expense, Net
Other expense, net increased by $8.7 million, or 4,374.9%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to $8.6 million in unrealized and realized foreign currency exchange gains.
Interest Income, Net
Interest income, net increased by $4.2 million, or 34.2%, during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on long-term revenue contracts of $2.7 million.
Benefit for Income Taxes
The Company computes its tax benefit for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three months ended December 31, 2024 and 2023, respectively, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $3.8 million and $15.7 million for the three months ended December 31, 2024 and 2023, respectively, resulting in effective tax rates of (22.8)% and 42.1%, respectively. Income tax benefit decreased primarily due to an increase in pre-tax earnings.

Comparison of the Six Months Ended December 31, 2024 and 2023
The following table sets forth the results of operations, the period-over-period percentage change, and the results of operations as a percentage of total revenue in certain financial data for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,		Increase / (Decrease) Change		(% of Revenue)
	2024	2023	$	%	2024	2023

	(Dollars in Thousands)
Revenue:
License and solutions	$289,907	$301,111	$(11,204)	(3.7)%	55.8%	59.5%
Maintenance	181,263	170,024	11,239	6.6	34.9	33.6
Services and other	48,262	35,336	12,926	36.6	9.3	7.0
Total revenue	519,432	506,471	12,961	2.6	100.0	100.0
Cost of revenue:
License and solutions	124,851	138,903	(14,052)	(10.1)	24.0	27.4
Maintenance	22,847	20,848	1,999	9.6	4.4	4.1
Services and other	42,013	33,242	8,771	26.4	8.1	6.6
Total cost of revenue	189,711	192,993	(3,282)	(1.7)	36.5	38.1
Gross profit	329,721	313,478	16,243	5.2	63.5	61.9
Operating expenses:
Selling and marketing	243,622	244,618	(996)	(0.4)	46.9	48.3
Research and development	98,115	106,821	(8,706)	(8.2)	18.9	21.1
General and administrative	66,753	71,494	(4,741)	(6.6)	12.9	14.1
Restructuring costs	8,210	—	8,210	100.0	1.6	—
Total operating expenses	416,700	422,933	(6,233)	(1.5)	80.2	83.5
Loss from operations	(86,979)	(109,455)	22,476	(20.5)	(16.7)	(21.6)
Other expense, net	(6,864)	(6,029)	(835)	13.8	(1.3)	(1.2)
Interest income, net	33,657	26,333	7,324	27.8	6.5	5.2
Loss before benefit for income taxes	(60,186)	(89,151)	28,965	(32.5)	(11.6)	(17.6)
Benefit for income taxes	(20,063)	(33,126)	13,063	(39.4)	(3.9)	(6.5)
Net loss	$(40,123)	$(56,025)	$15,902	(28.4)%	(7.7)%	(11.1)%
Revenue
Total revenue increased by $13.0 million, or 2.6%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase of $11.2 million in maintenance revenue, and an increase of $12.9 million in services and other revenue, that was only partially offset by a decrease in license and solutions revenue of $11.2 million.
License and Solutions Revenue
License and solutions revenue decreased by $11.2 million, or 3.7%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily attributable to the timing of renewals and new contracts signed in the first quarter in the prior fiscal year.
Maintenance Revenue
Maintenance revenue increased by $11.2 million, or 6.6%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to growth of our base of customer arrangements through both natural renewals of, and amendments to, existing customer arrangements.
Services and Other Revenue
Services and other revenue increased by $12.9 million, or 36.6%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to new contracts signed during the quarter, the timing and volume of professional services engagements, and increased activities from certain customer contracts where the related professional services revenue is recognized as a distinct performance obligation.

Cost of Revenue
Total cost of revenue decreased by $3.3 million, or 1.7%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year.
Cost of License and Solutions Revenue
Cost of license and solutions revenue decreased by $14.1 million, or 10.1%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the business transformation activities in which we are recognizing distinct performance obligations for certain customer contracts, whereby costs associated with these customer contracts are recognized in cost of services and other revenue. Gross profit margin on license and solutions revenue increased to 56.9% from 53.9% for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily driven by the lower costs in the current period compared to the prior fiscal year.
Cost of Maintenance Revenue
Cost of maintenance revenue increased by $2.0 million, or 9.6%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the increased activities from customers contracts related to the growth of our base of customer arrangements. Gross profit margin on maintenance revenue decreased to 87.4% from 87.7% for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to the increased costs of maintenance revenue mentioned above.
Cost of Services and Other Revenue
Cost of services and other revenue increased by $8.8 million, or 26.4%, for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to primarily due to increased activities from customer contracts where the related professional services revenue is recognized as a distinct performance obligation and the corresponding cost is recognized in cost of services and other revenue. Gross profit margin on services and other revenue increased to 12.9% from 5.9% for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher services and other revenue resulting from better leveraging our costs with increased projects.
Gross Profit
Overall gross profit increased by $16.2 million, or 5.2%, for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to higher maintenance and services and other revenue. Gross profit margin increased to 63.5% from 61.9% for the six months ended December 31, 2024, as compared to the same period in the prior fiscal year. The increase was primarily driven by the timing of renewals, growth in the base of customer arrangements and signings in the current period.
Operating Expenses
Selling and Marketing Expense
Selling and marketing expense decreased by $1.0 million, or 0.4%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs related to salary and stock-based compensation resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Research and Development Expense
Research and development expense decreased by $8.7 million, or 8.2%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $7.9 million, related to a reduction of salary, benefits and stock-based compensation expenses resulting from the reorganization of our corporate structure that was announced in August 2024. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.

 General and Administrative Expense
General and administrative expense decreased by $4.7 million, or 6.6%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to lower compensation costs of $5.4 million related to lower salary, benefits and stock-based compensation expenses resulting from the reorganization of our corporate structure that was announced in August 2024, which was partially offset by an increase of $2.9 million in acquisition-related fees. See Note 7 “Restructuring Costs” to our condensed consolidated financial statements included in this Quarterly Report for further information.
Non-Operating (Expense) Income
Other Expense, Net
Other expense, net decreased by $0.8 million, or 13.8%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to unrealized and realized foreign currency exchange gains.
Interest Income, Net
Interest income, net increased by $7.3 million, or 27.8%, during the six months ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in interest income earned on long-term revenue contracts of $5.0 million.
Benefit for Income Taxes
The Company computes its tax benefit for interim periods by applying the estimated annual effective tax rate (“AETR”) to year-to-date income from operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its AETR, then the actual effective tax rate for the year-to-date period may be the best estimate. For the six months ended December 31, 2024 and 2023, respectively, the Company recorded the actual effective tax rate as it was determined that the AETR approach was not the most appropriate estimate.
Benefit for income taxes was $20.1 million and $33.1 million for the six months ended December 31, 2024 and 2023, respectively, resulting in effective tax rates of 33.3% and 37.2%, respectively. Income tax benefit decreased primarily due to an increase in year-to-date earnings and a decrease in Foreign-Derived Intangible Income (“FDII”) deduction recorded in the current period.
Liquidity and Capital Resources
Resources
As of December 31, 2024 and June 30, 2024, our principal sources of liquidity consisted of $181.8 million and $237.0 million, in cash and cash equivalents, respectively.
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
Offer and the Merger Agreement Impact on Liquidity
We expect to complete the Offer and the Merger in the first half of calendar year 2025. However, consummation of the Offer and the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Offer and the Merger. We are unable to fully predict the impact that the timing, completion, or possible termination of the Offer and the Merger will have on our liquidity, financial condition and results of operations due to numerous uncertainties.
Second Amended and Restated Credit Agreement
On June 27, 2024, the Company entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association. The Second Amended and Restated Credit Agreement has an expiration date of June 27, 2029, and provides for aggregate borrowing commitments of $200.0 million.

As of December 31, 2024, the Company was in compliance with the covenants associated with the Second Amended and Restated Credit Agreement, and, after considering eligible outstanding letters of credit allowable in the aggregate amount of $5.5 million, the Company had $194.5 million available for borrowing.
For a more detailed description of the Second Amended and Restated Credit Agreement, see Note 12, “Debt” to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Cash Flows
Operating Cash Flows
Net cash provided by operating activities decreased by $13.1 million during the six-month period ended December 31, 2024, as compared to the same period in prior fiscal year, primarily driven by one-time charges related to the reorganization of our corporate structure and our Russia exit previously announced, as well as the timing of collections in the current period compared to the prior fiscal year.
Investing Cash Flows
Net cash used in investing activities increased by $17.5 million during the six-month period ended December 31, 2024, as compared to the same period in prior fiscal year, primarily driven by an increase of $28.2 million in cash used for business acquisitions driven by the OGS acquisition, partially offset by a decrease of $12.5 million in cash used for asset acquisitions.
Financing Cash Flows
Net cash used in financing activities decreased by $82.1 million during the six-month period ended December 31, 2024, as compared to the same period in prior fiscal year, primarily driven by a decrease of $163.6 million in cash used for common stock repurchases, partially offset by an increase in cash transferred of $89.2 million for our cash pooling arrangements to related parties.
Free Cash Flows
Free cash flow (non-GAAP) decreased by $15.3 million during the six-month period ended December 31, 2024, as compared to the same period in the prior fiscal year, primarily driven by the decrease in net cash provided by operating activities mentioned above.
The following table provides a reconciliation of net cash provided by operating activities (GAAP) to free cash flow (non-GAAP) for the indicated periods:

	Six Months Ended December 31,
	2024	2023

	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$33,739	$46,808
Purchase of property, equipment, and leasehold improvements	(3,133)	(1,437)
Payments for capitalized computer software development costs	(634)	(131)
Free cash flow (non-GAAP)	$29,972	$45,240
Contractual Obligations
Letters of Credit
Standby letters of credit in the aggregate amounts of $23.5 million and $32.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2024 and June 30, 2024, respectively. The letters of credit expire at various dates through fiscal 2029.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
During the three months ended December 31, 2024 and 2023, 13.8% and 12.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2024 and 2023, 12.2% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements related to our cash positions and cash flows, although we did not do so during the three months ended December 31, 2024 and 2023. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Japanese Yen, Australian Dollar, Indonesian Rupiah, Canadian Dollar, Kuwaiti Dinar, Norwegian Krone, and Indian Rupee.
We recorded net foreign currency exchange gains of $9.0 million and losses of $0.3 million during the three months ended December 31, 2024 and 2023, respectively, and $6.9 million and $6.2 million during the six months ended December 31, 2024 and 2023, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in foreign currency exchange rates could have increased or decreased our results of operations by approximately $2.3 million and $3.0 million for the three months ended December 31, 2024 and 2023, respectively, and by approximately $5.2 million and $4.8 million for the six months ended December 31, 2024 and 2023, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates as of December 31, 2024 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
Investment Risk
We have an interest in a limited partnership investment fund. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth-stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $12.2 million Canadian dollars, or $8.5 million U.S. dollars. Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our $12.2 million Canadian dollars, or $8.5 million U.S. dollars commitment. As of December 31, 2024, the fair value of this investment was $3.7 million Canadian dollars, or $2.6 million U.S. dollars, representing our payment towards the total commitment, and is recorded in non-current assets in our condensed consolidated balance sheets.
Item 4.    Controls and Procedures.
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
We have operations and customers in the Middle East. Since the initial commencement of the Israeli-Hamas conflict, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran launched direct attacks on Israel and has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. A further escalation of the conflict or an extension of the conflict for a longer period of time could result in additional armed conflict in other regions in the Middle East and elsewhere, terrorist activities, and political or macroeconomic instability in the Middle East region. This, in turn, could cause our customers in the region to reduce their capital expenditures, resulting in a reduction of our sales to such customers. A decline in our sales to our customers in the affected region and any further impact of such conflict or instability on our operations could materially adversely affect our business and operations in the region, and our financial condition and results of operations generally.
We may not complete the pending Offer and the Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
As described above, on January 26, 2025, we entered into the Merger Agreement with Emerson and the Purchaser. The Merger Agreement provides that, subject to the terms of the Merger Agreement, the Purchaser will commence the Offer to purchase all of the outstanding Shares (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries), at the Offer Price, net to the seller in cash, without interest, subject to the conditions set forth in the Merger Agreement.
If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks, including the risk of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Offer and the Merger will be completed on a timely basis or at all. We could be required to pay Emerson a termination fee of approximately $221.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders and employees, as well as our current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The foregoing effects, alone or in combination, may materially adversely affect our business, financial condition and results of operations. In addition, we may also be required to devote significant time and resources to litigation related to any failure to complete the Offer and the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Offer and the Merger will involve substantial costs and will require substantial management resources.
In connection with the consummation of the Offer and the Merger, management and financial resources have been diverted, and will continue to be diverted, towards the completion of the Offer and the Merger. We expect to incur substantial costs, fees, and expenses relating to, in addition to the direction of management resources towards, the Offer and the Merger. Such costs, fees, and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filings with the SEC and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Emerson a termination fee of approximately $221.0 million. If the Offer and the Merger are not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
The pendency of the transactions with Emerson and the Purchaser could adversely affect our business, financial results and/or operations.
Our efforts to complete the Offer and the Merger with Emerson and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transactions are pending because employees may experience uncertainty about their roles following consummation of the Offer and the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, suppliers and other third parties. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.
If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger.
The Merger Agreement provides that, subject to the terms of the Merger Agreement, the Purchaser will commence the Offer to purchase all of the outstanding Shares (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries), at the Offer Price, net to the seller in cash, without interest, subject to the conditions set forth in the Merger Agreement. In the Merger, each Share issued and outstanding immediately prior to the Effective Time of the Merger that is not tendered and accepted pursuant to the Offer (other than the Shares owned by the Company, the Purchaser or Emerson or any of their respective subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will automatically be canceled and retired and will cease to exist, and will thereafter represent only the right to receive the Offer Price in cash and without interest, less any applicable tax withholding. Our stockholders will not receive any shares of Emerson or Purchaser common stock in connection with the Offer or the Merger. As a result, if, following the consummation of the Merger, our business performs well, our current stockholders will not receive any benefit from the performance of our business following the consummation of the Merger.
In certain instances, the Merger Agreement requires us to pay a termination fee to Emerson, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Emerson a termination fee of approximately $221.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our Board. If the Merger Agreement is terminated under such circumstances, we may be required to pay the termination fee under the Merger Agreement which may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.
The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.
The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experience an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and the Merger, there would be no adjustment to the amount of the proposed Offer consideration.

Our ability to complete the Offer and the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
Consummation of the Offer and the Merger is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including (a) there shall have been validly tendered in the Offer (and not validly withdrawn) immediately prior to the expiration of the Offer that number of Shares (excluding (1) Shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of Delaware Law and (2) Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers) that represent at least one more Share than 50% of the total number of Shares outstanding at the expiration of the Offer (excluding, for the purposes of calculating the total number of Shares outstanding, Shares owned by Emerson and its subsidiaries, Emerson’s and its subsidiaries’ directors and officers, and the Company’s directors and officers), (b) the absence of any applicable law prohibiting the consummation of the Offer and the Merger, (c) the accuracy of AspenTech’s representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect), (d) the absence of a Company Material Adverse Effect, (e) AspenTech’s performance in all material respects of its obligations under the Merger Agreement, and (f) the other conditions set forth in Annex I to the Merger Agreement. The consummation of the Offer and the Merger is not subject to a financing condition. We cannot provide any assurance that the conditions to the consummation of the Offer and/or the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Offer and the Merger. If we do not consummate the Offer and the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.
Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any existing and future stockholder litigation in connection with the Offer and the Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Offer and the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our Shares and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. These interests of our directors and executive officers will be set forth in further detail in a Schedule 14D-9 to be filed with the SEC.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transactions with Emerson.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transactions are completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and results of operations.
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On August 6, 2024, we announced that our Board approved the Fiscal 2025 Share Repurchase Authorization, pursuant to which an aggregate amount of up to $100.0 million of our common stock may be repurchased.
We suspended purchasing activity on our Fiscal 2025 Share Repurchase Authorization in the second quarter of fiscal 2025. Prior to this, we repurchased 92,819 shares for $20.5 million under our Fiscal 2025 Share Repurchase Authorization. For more details on the Fiscal 2025 Share Repurchase Authorization, refer to Note 14, “Stock Repurchases” to our condensed consolidated financial statements included in this Quarterly Report.

The following is a summary of stock repurchases for each month during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

	(Dollars in Thousands, Except Shares and per Share Data)
October 1, 2024 to October 31, 2024	—	$—	—	$79,512
November 1, 2024 to November 30, 2024	—	$—	—	$79,512
December 1, 2024 to December 31, 2024	—	$—	—	$79,512
Total	—	$—	—
__________
(1)    On August 6, 2024, we announced that our Board approved our Fiscal 2025 Share Repurchase Authorization, pursuant to which an aggregate amount of up to $100.0 million of its common stock may be repurchased.
Item 3.     Defaults upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.
Item 5.     Other Information.
During the three months ended December 31, 2024, none of our directors or officers adopted, made certain modifications to, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description	Filed with this Quarterly Report

2.1
Agreement and Plan of Merger, dated as of January 26, 2025 (the “Merger Agreement”), among Aspen Technology, Emerson Electric Co., and Emersub CXV, Inc. (incorporated by reference to our Form 8-K filed on January 27, 2025).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

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

Aspen Technology, Inc.

Date: February 4, 2025	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2025	By:	/s/ DAVID BAKER
David Baker
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)